Form 10QSB
period 1996-09-30
PICOMETRIX INC
filed 1997-01-22
CIK 925739

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                            424,600
----------------------------------                          --------------------
Title of Class                                      Number of Shares outstanding
                                                           at September 30, 1996
No exhibits included.


                                PICOMETRIX, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       September 30,
                                                                                              1996              1996


CURRENT ASSETS - CASH                                                                       $
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization                                                                  70                40

              TOTAL ASSETS                                                                  $      70         $      40



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,743         $   1,743

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 and 400,000 shares issued and outstanding                                   425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (2,919)           (2,949)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,643)           (1,703)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      70         $      40




                                The  accompanying  notes are an integral part of
the financial statements.


                                PICOMETRIX, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   September 30,                        September 30,                      TO
                                              1996             1995               1996                 1995      September 30, 1996



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                                                                                                   2,709
  Amortization                                      30                30                  15                 15                  240
TOTAL OPERATING EXPENSES                            30                30                                     15              (2,949)


NET (LOSS)                              $         (30)              (30)                (15)      $        (15)       $      (2,949)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         424,000           400,000             424,600            424,000              418,213























                 See accompanying Notes to Financial Statements.



                                PICOMETRIX, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   September 30,                        September 30,                      TO
                                              1996             1995               1996                 1995       September 30, 1996

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (30)    $         (30)    $           (15)      $        (15)       $      (2,949)

  Add item not requiring the
   use of cash                                      30                30                  15                 15                  240

  Increase (decrease) in accounts
   payable                                                                                                                   (1,743)



  Net cash flows from operating
   activities                                                                                                                  (966)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (280)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $






                 See accompanying Notes to Financial Statements.

                                                 PICOMETRIX, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995, and the cash flows for the three and six months ended September 30, 1996 and 1995.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1996. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

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