Form 10QSB
period 1997-06-30
PICOMETRIX INC
filed 1997-08-11
CIK 925739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                          424,600
----------------------------------                          --------------------
Title of Class                                      Number of Shares outstanding
                                                                at June 30, 1997
No exhibits included.



                                PICOMETRIX, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1997              1997


CURRENT ASSETS - CASH                                                                       $
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $266 and $280                                                 14

              TOTAL ASSETS                                                                  $      14         $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   2,252         $   2,252

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 and 400,000 shares issued and outstanding                                   425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (3,484)           (3,498)


              TOTAL STOCKHOLDERS' EQUITY                                                      (2,238)           (2,252)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      14         $




                                The  accompanying  notes are an integral part of
the financial statements.


                                PICOMETRIX, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (June 11, 1992)
                                                                                          June 30,                         TO
                                                                                  1997                 1996           June 30, 1997



REVENUES                                                                    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                                                                                                   3,218
  Amortization                                                                            14                 15                  280
TOTAL OPERATING EXPENSES                                                                  14                 15              (3,498)


NET (LOSS)                                                                              (14)      $        (15)       $      (3,498)

NET (LOSS) PER SHARE                                                        $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                               424,600            424,600              419,208























                 See accompanying Notes to Financial Statements.



                                PICOMETRIX, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (June 11, 1992)
                                                                                          June 30,                         TO
                                                                                  1997                 1996           June 30, 1997

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $           (14)      $        (15)       $      (3,498)

  Add item not requiring the
   use of cash                                                                            14                 15                  280

  Increase (decrease) in accounts
   payable                                                                                                                     2,252



  Net cash flows from operating
   activities                                                                                                                  (966)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (280)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $






                 See accompanying Notes to Financial Statements.

                                                 PICOMETRIX, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 1997


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1997, the results of operations for the three months ended June 30, 1997 and 1996, and the cash flows for the three months ended June 30, 1997 and 1996.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1997. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1998.

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


                                                              PICOMETRIX, INC.



Date:     July 31, 1997                                       By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                 President and Chief Financial
                                                Officer (chief financial officer
                                                and accounting officer and duly
                                                authorized officer)