Form 10QSB
period 1997-09-30
INTERJET NET CORP
filed 1997-11-14
CIK 925739

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September
         30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 0-24408


                                           INTERJET NET CORPORATION
                         (Exact Name of Registrant as specified in its Charter)


            Delaware                                           33-0611753
(State or other Jurisdiction of                                I.R.S. Employer
Incorporation or Organization                                Identification No.)

                        15554 FM 529, Suite 123, Houston, Texas  77095
(Address of Principal Executive Offices)                              (Zip Code)

                                                 (281) 463-7998
                           (Registrant's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                        12,000,553
Title of Class                                      Number of Shares outstanding
                                                           at November 12, 1997

Exhibit Index - NONE.



                                             INTERJET NET CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       MARCH 31, 1997 AND SEPTEMBER 30, 1997
                                                    (UNAUDITED)
                                                                        March 31,               September 30,
ASSETS                                                                    1997                      1997
------
Current Assets:
        Cash                                                       $                 0     $              992,243
        Prepaid Expenses                                                             0                     17,116
        Inventory                                                                    0                     47,416
             Total Current Assets                                  $                 0     $            1,056,775

Property, Plant & Equipment                                        $                 0     $              738,859

Other Assets:
        Organizational Costs                                       $                14     $               10,679
        Deposits                                                                     0                      6,580
        Licenses and Other                                                           0                    864,207
                                                                   $                14     $              881,466

TOTAL ASSETS                                                       $                14     $            2,677,100

LIABILITIES & SHAREHOLDERS EQUITY
Current Liabilities:
        Accounts Payable                                           $             2,252     $              305,730
        Accrued Liabilities                                                          0                     83,704
        Income Taxes Payable                                                         0                        800
        Current Portion of Long-Term Debt                                            0                      9,002
        Payable - Related Parties                                                    0                     15,000
             Total Current Liabilities                             $             2,252     $              414,236

Long-Term Debt                                                     $                 0     $               37,932
             Total Liabilities                                     $             2,252     $              452,168

Shareholders Equity:
        Common Stock, $.001 par value;
             Authorized 20,000,000 shares;
             Issued and Outstanding 993,537
             at March 31, 1997 and 12,000,553
             at September 30, 1997                                 $               994     $               12,000
        Additional Paid-in Capital                                                 252                  3,009,252
        Retained Earnings (Deficit)                                            (3,484)                  (796,320)
             Total Shareholder's Equity                            $           (2,238)     $            2,224,932

             TOTAL LIABILITIES & EQUITY                            $                14     $            2,677,100

                      See Notes to Condensed Consolidated Financial Statements



                                             INTERJET NET CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                    (UNAUDITED)

                                                                      Three Months               Nine Months
                                                                          Ended                     Ended
                                                                      September 30,             September 30,
                                                                          1997                      1997
Revenues
                                                                   $    0                 $         0

Cost of Sales                                                      $             5,744     $                5,744

Gross Profit                                                       $           (5,744)     $              (5,744)

General & Administrative Expenses                                  $           413,416     $              795,084

Interest Income                                                    $             5,308     $                5,308
State Income Taxes                                                 $                 0     $                  800

Net Income (Loss)                                                  $         (413,582)     $            (796,320)


























                     See Notes to Condensed Consolidated Financial Statements


                                             INTERJET NET CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                    (UNAUDITED)

                                                                      Three Months               Nine Months
                                                                          Ended                     Ended
                                                                      September 30,             September 30,
                                                                          1997                      1997
OPERATING ACTIVITIES
        Net Income (Loss)                                          $         (413,582)     $            (796,320)

        Adjustments:
             Depreciation and Amortization                         $            18,785     $               18,785
             Expenses Paid with Common Stock                                              0                         321,252
             Changes in Current Accounts                                       227,956                    349,143
Net Cash Required by Operating Activities                                            $     (166,841)            $          (107,140)

INVESTING ACTIVITIES
        Purchase of Fixed Assets                                   $         (498,252)     $            (693,276)
        Purchase of Licenses                                                 (125,605)                  (223,989)
Net Cash Required by Investing Activities                                            $     (623,857)            $          (917,265)

FINANCING ACTIVITIES
        Loans                                                      $            42,793     $               42,793
        Repayment of Loans                                                     (4,861)                    (4,861)
        Sale of Common Stock                                                 1,326,000                  1,978,716
Net Cash Provided (Required) by
        Investing Activities                                       $         1,363,932     $            2,016,648

Increase (Decrease) in Cash and
        Cash Equivalents                                           $           573,234     $              992,243

Cash and Cash Equivalents at
        Beginning of Period                                        $           419,009     $                    0

Cash and Cash Equivalents at
        End of Period                                              $           992,243     $              992,243








                      See Notes to Condensed Consolidated Financial Statements

                                          PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

        The following Condensed Consolidated Financial Statements of the Company and its subsidiaries and related notes are included herein:

        Condensed Consolidated Balance Sheet as of March 31, 1997 and September 30, 1997;

        Condensed  Consolidated  Statements  of  Income  for the  three and nine
        months  ended   September  30,  1997  presented  on  a  pro-forma  basis
        reflecting the acquisition of Interjet Net, Inc;

        Condensed  Consolidated  Statements of Cash Flows for the three and nine
        months  ended   September  30,  1997  presented  on  a  pro-forma  basis
        reflecting the acquisition of Interjet Net, Inc;

        Notes to Condensed Consolidated Financial Statements.

                                             INTERJET NET CORPORATION
                                              A DELAWARE CORPORATION
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        FOR THE THREE AND NINE MONTHS ENDED
                                                SEPTEMBER 30, 1997

NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

The Company was essentially inactive prior to the acquisition of Interjet Net, Inc., a Nevada corporation (see Note 2 below). As such, comparable financial statements have not been presented as the management feels this presentation is immaterial. Where relevant, comparable financial information has been presented on a pro-forma basis.

NOTE 2:           CAPITALIZATION

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,377. On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to InterJet Net, Inc. in conjunction with the purchase of all of the outstanding stock of InterJet Net, Inc. Immediately following the acquisition of InterJet Net, Inc., the Company conducted a private placement of 680,000 shares of its common stock at a price of $1.95 per share. This offering was completed on August 27, 1997.

NOTE 3:           RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their business interests. The Company has not formulated a policy for the resolution of such conflicts.

At September 30, 1996 the Company owed $15,000 to related parties for expenses paid on behalf of the Company. No interest has been charged on this loan and it was paid back in full on October 4, 1997.

NOTE 4:           INCOME TAXES

The  Company  has   available  at  September  30,  1997,   net  operating   loss
carryforwards of approximately $3,500 which may provided future tax benefits expiring in June of 2010.

NOTE 5:           WARRANTS TO PURCHASE COMMON STOCK

At September 30, 1997, there are outstanding 512,821 warrants to purchase 512,821 shares of common stock at $1.95 per share. These warrants expire on August 27, 1998.

NOTE 6:           SUBSEQUENT EVENTS

See "PART II - Item 5.  Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.

         The Company's loss for the three months ended September 30, 1997 was equal to $413,582. This amount was prepared on a pro-forma consolidated basis reflecting the acquisition of InterJet Net, Inc., which is now a wholly-owned subsidiary of the Company. Prior to this acquisition the Company was virtually inactive and thus the management does not believe comparative financial information would be relevant. The loss for the current quarter was attributable to the Company's General and Administrative Expenses of which salaries and professional services made up the largest amount. The increased loss this quarter, compared to the losses in the previous quarters, reflects the implementation of the Company's aggressive growth strategy. Operating systems in both Salt Lake City, Utah and Beaumont, Texas are ready for launch in the quarter subsequent to this filing. Total salaries of $118,350 were paid or accrued for the three months ended September 30, 1997. This equated to 28.6% of the total expenses for the quarter which totaled $413,146. The total expense for professional services, including legal, accounting and engineering fees, totaled $89,663 for the three months ended September 30, 1997. Professional services expense amounted to 21.7% of total General and Administrative Expenses for the quarter ended September 30, 1997.

         The Company's loss for the nine months ended September 30, 1997 was equal to $796,320. This amount was prepared on a pro-forma consolidated basis reflecting the acquisition of InterJet Net, Inc., which is now a wholly-owned subsidiary of the Company. Prior to this acquisition the Company was virtually inactive and thus the management does not believe comparative financial information would be relevant. The loss for this period was attributed to the Company's General and Administrative Expenses of which salaries and professional services made up the largest amount. Total salaries of $323,446 were paid or accrued for the nine months ended September 30, 1997. This equated to 40.7% of the total expenses for the period which totaled $795,084. The total expenses for professional services, including legal, accounting and engineering fees, totaled $120,689 for the nine months ended September 30, 1997. Professional service expenses amounted to 15.1% of total General and Administrative Expenses for the nine month period ended September 30, 1997.

         As of September 30, 1997, the Company has yet to begin generating revenues, but as previously mentioned both the Salt Lake City and Beaumont systems are projected to begin generating revenue in the quarter subsequent to this filing.

         The Company has current assets totaling $1,056,775 at September 30, 1997 with total net working capital of $642,539. This equates to a current ratio of approximately 2.55.

                                            PART II - OTHER INFORMATION

ITEM 5.           Other Information

         Letter of Intent to Acquire Access Communications, Inc. On October 22, 1997, the Company entered into a Letter of Intent with Access Communications, Inc. ("Access") to acquire all of the assets and certain liabilities of Access in exchange for 100,000 shares of the Company's common stock. The Access assets include an operating Internet service provider in Houston, Texas. Access currently serves approximately 1,400 subscribers. The Company and Access are currently working towards the execution of a Definitive Agreement to complete the proposed transaction.

         Letter of Intent to Acquire Sunbury, Pennsylvania MMDS Licenses. On October 4, 1997, the Company entered into a Letter of Intent with Shoreline Wireless Cable TV Partnership ("Shoreline") to lease with an option to purchase a ninety percent interest in the MMDS licenses in Sunbury, Pennsylvania. The purchase price is based on the number of commercial MMDS channels that can be secured by Shoreline as the winning bidder in the MDS Auctions conducted by the Federal Communications Commission. The Company and Shoreline are currently working towards the execution of a Definitive Agreement to complete the proposed transaction.

ITEM 6.           Exhibits and Reports on Form 8-K

Reports of Form 8-K

Report filed on August 22, 1997.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                                                        November 12, 1997
                                              INTERJET NET CORPORATION


                                                    By:    /s/ Jon H. Marple
                                             Jon H. Marple, President, Chairman
                                                  and Chief Financial Officer


                                                   By:    /s/ Mary E. Blake
                                              Mary E. Blake, Vice President and
                                                                 Director