Form 10QSB/A
period 1997-09-30
INTERJET NET CORP
filed 1997-11-26
CIK 925739

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                        12,000,563
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
             Issued and Outstanding 993,537
             at March 31, 1997 and 12,000,563
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

NOTE 2:           CAPITALIZATION

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,277. On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to InterJet Net, Inc. in conjunction with the purchase of all of the outstanding stock of InterJet Net, Inc. Immediately following the acquisition of InterJet Net, Inc., the Company conducted a private placement of 680,000 shares of its common stock at a price of $1.95 per share. This offering was completed on August 27, 1997.

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