Form 10QSB
period 1997-12-31
INTERJET NET CORP
filed 1998-02-17
CIK 925739

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1997

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

           Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during th preceding 12
months (of for such shorter period that the Registrant was required to file suc reports) and (ii)
has been subject to such filing requirements for the past 90 days.

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common
Stock, as of the latest practicable date.

Common Stock, $.001 par value                                      12,298,183
Title of Class                                     Number of Shares outstanding
                                                           at February 12, 1998
No exhibits included.

                         PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

        The following Condensed Consolidated Financial Statements of the Company and its subsidiaries and related notes are included herein:

        Condensed Consolidated Balance Sheet as of March 31, 1997 and December 31, 1997;

        Condensed Consolidated Statements of Income for the three and nine months ended December 31, 1997 presented on a pro-forma basis reflecting the acquisition of Interjet Net, Inc;

        Condensed Consolidated Statements of Cash Flows for the three and nine months ended December 31, 1997 presented on a pro-forma basis reflecting the acquisition of Interjet Net, Inc;

        Notes to Condensed Consolidated Financial Statements.




                            INTERJET NET CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1997
                                   (UNAUDITED)
                                                                        March 31,               December 31,
ASSETS                                                                    1997                      1997
Current Assets:
        Cash                                                       $                 0     $              211,309
        Prepaid Expenses                                                             0                     12,243
        Inventory                                                                    0                     59,065
             Total Current Assets                                  $                 0     $              282,617

Property, Plant & Equipment                                        $                 0     $              912,971

Other Assets:
        Organizational Costs                                       $                14     $                9,555
        Deposits                                                                     0                      7,004
        Licenses and Other                                                           0                  1,063,474
                                                                   $                14     $            1,080,033
TOTAL ASSETS                                                       $                14     $            2,275,621

LIABILITIES & SHAREHOLDERS EQUITY Current Liabilities:
        Accounts Payable                                           $             2,252     $              289,230
        Accrued Liabilities                                                          0                     89,500
        Income Taxes Payable                                                         0                        800
        Current Portion of Long-Term Debt                                            0                    144,912
             Total Current Liabilities                             $             2,252     $              524,442

Long-Term Debt                                                     $                 0     $              178,514
             Total Liabilities                                     $             2,252     $              702,956

Shareholders Equity:
        Common Stock, $.001 par value;
             Authorized 20,000,000 shares;
             Issued and Outstanding 993,537
             at March 31, 1997 and 12,000,663
             at December 31, 1997                                  $               994     $               12,001
        Additional Paid-in Capital                                                 252                  3,009,251
        Retained Earnings (Deficit)                                            (3,484)                (1,448,587)
             Total Shareholder's Equity                            $           (2,238)     $            1,572,665

             TOTAL LIABILITIES & EQUITY                            $                14     $            2,275,621

                      See Notes to Condensed Consolidated Financial Statements



                            INTERJET NET CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                      Three Months               Nine Months
                                                                          Ended                     Ended
                                                                      December 31,              December 31,
                                                                          1997                      1997
Revenues                                                           $            10,233     $               10,233

Cost of Sales                                                      $            40,542     $               46,286

Gross Profit                                                       $          (30,309)     $             (36,053)

General & Administrative Expenses:
        Professional Services                                                   25,858                    146,547
        Salaries - Officers                                                     73,400                    258,825
        Salaries - Others                                                      147,009                    285,050
        Payroll Taxes and Benefits                                              19,378                     33,499
        Office Expenses                                                         16,704                     54,352
        Advertising and Marketing                                               70,282                    102,203
        Auto Expense                                                            11,211                     34,683
        Travel and Entertainment                                                58,415                    129,595
        Depreciation and Amortization                                           25,535                     44,320
        Loss on Abandoned Projects                                               6,000                      6,000
        Channel Lease Payments                                                  88,552                     90,052
        Computer Expenses                                                        5,856                     10,529
        Postage and Delivery                                                     8,593                     19,144
        Insurance                                                                9,486                     32,221
        Interest Expense                                                         1,126                      7,051
        Rent                                                 34,102                   95,876
        Tower Lease Payments                                                     4,380                      7,295
        Seminars and Conventions                                                   425                      3,831
        Telephone Expense                                                       22,373                     61,369
        Taxes - Other                                                              525                      1,852
             Total General and Administrative Expenses                         629,210                  1,424,294

Interest Income                                                    $             7,252     $               12,560
State Income Taxes                                                 $                 0     $                  800

Net Income (Loss)                                                  $         (652,267)     $          (1,448,587)


                      See Notes to Condensed Consolidated Financial Statements




                            INTERJET NET CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                      Three Months               Nine Months
                                                                          Ended                     Ended
                                                                      December 31,              December 31,
                                                                          1997                      1997
OPERATING ACTIVITIES
        Net Income (Loss)                                          $         (652,267)     $          (1,448,587)

        Adjustments:
             Depreciation and Amortization                         $            25,535     $               44,320
             Expenses Paid with Common Stock                                         0                    321,252
             Changes in Current Accounts                                        58,669                    407,812
Net Cash Required by Operating Activities                          $         (568,063)     $            (675,203)

INVESTING ACTIVITIES
        Purchase of Fixed Assets                                   $         (216,003)     $            (909,279)
        Purchase of Licenses                                                 (262,450)                  (486,439)
Net Cash Required by Investing Activities                          $         (478,453)     $          (1,395,718)

FINANCING ACTIVITIES
        Loans                                                      $           287,343     $              330,136
        Repayment of Loans                                                    (21,761)                   (26,622)
        Sale of Common Stock                                                         0                  1,978,716
Net Cash Provided (Required) by
        Investing Activities                                       $           265,582     $            2,282,230

Increase (Decrease) in Cash and
        Cash Equivalents                                           $         (780,934)     $              211,309

Cash and Cash Equivalents at
        Beginning of Period                                        $           992,243     $                    0

Cash and Cash Equivalents at
        End of Period                                              $           211,309     $              211,309






                    See Notes to Condensed Consolidated Financial Statements

                            INTERJET NET CORPORATION
                             A DELAWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                                DECEMBER 31, 1997

NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

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

NOTE 4:           INCOME TAXES

The Company has available at December 31, 1997, net operating loss carryforwards of approximately $3,500 which may provided future tax benefits expiring in June of 2010.

NOTE 5:           WARRANTS TO PURCHASE COMMON STOCK

At December 31, 1997, there are outstanding 512,821 warrants to purchase 512,821 shares of common stock at $1.95 per share. These warrants expire on August 27, 1998.

NOTE 6:           SUBSEQUENT EVENTS

See "PART II - Item 5.  Other Information".

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                and Results of Operations.

         The Company's loss for the three months ended December 31, 1997 was equal to $652,267. This amount was prepared on a pro-forma consolidated basis reflecting the acquisition of InterJet Net, Inc., which is now a wholly-owned subsidiary of the Company. Prior to this acquisition the Company was virtually inactive and thus the management does not believe comparative financial information would be relevant. The loss for the current quarter was primarily attributable to the Company's Selling, General and Administrative Expenses of which salaries, travel and marketing made up the largest amount. The increased loss this quarter, compared to the losses in the previous quarters, reflects the implementation of the Company's aggressive growth strategy. Operating systems in both Salt Lake City, Utah and Beaumont, Texas were successfully launched this quarter. Total salaries of $220,409 were paid or accrued for the three months ended December 31, 1997. This equated to 35.0% of the total expenses for the quarter which totaled $629,210. Travel and related costs equaled $58,415 for the quarter, or approximately 9.3% of total expenses. The total cost advertising and marketing expenses for the quarter totaled $70,282 for the three months ended December 31, 1997. This represented to 11.2% total expenses for the quarter ended December 31, 1997.

         As a result of the launching of the operational systems in Salt Lake City, Utah (in October of 1997) and Beaumont, Texas (in late December of 1997), the Company produced gross revenues of $10,233 for the quarter ended December 31, 1997. These revenues represent the first since the Company's inception.

         The Company's loss for the nine months ended December 31, 1997 was equal to $1,44,587. This amount was prepared on a pro-forma consolidated basis reflecting the acquisition of InterJet Net, Inc., which is now a wholly-owned subsidiary of the Company. Prior to this acquisition the Company was virtually inactive and thus the management does not believe comparative financial information would be relevant. The loss for this period was attributed to the Company's Selling, General and Administrative Expenses of which salaries, professional fees, travel, marketing, and rent made up the largest amount. Total salaries of $543,875 were paid or accrued for the nine months ended December 31, 1997. This equated to 38.2% of the total expenses for the period which totaled $1,424,294. The total expenses for professional services, including legal, accounting and engineering fees, totaled $146,547 for the nine months ended December 31, 1997. Professional service expenses amounted to 10.3% of total General and Administrative Expenses for the nine month period ended December 31, 1997. Total travel and related costs of $129,595 were incurred in the nine month period. This equated to 9.1% of the total expenses. The total expense marketing, including printing and advertising, totaled $102,203 for the nine months ended December 31, 1997. This amounted to 7.2% of total General and Administrative Expenses for the nine month period ended December 31, 1997.

         The Company has current assets totaling $282,617 at December 31, 1997 with total net working capital deficit of $241,825. This equates to a current ratio of approximately -1.85.

                           PART II - OTHER INFORMATION

ITEM 5.           Other Information

         Acquisition of Access Communications, Inc. Effective January 1, 1998, the Company
acquired Access Communications, Inc. ("Access") as a wholly-owned subsidiary.
  Access is an
operating Internet service provider in Houston, Texas. Access currently serves approximately
1,800 subscribers.  The Company exchanged 211,000 shares of its common stock for all of the
outstanding stock of Access.

ITEM 6.           Exhibits and Reports on Form 8-K

Reports of Form 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   February 12, 1998                        INTERJET NET CORPORATION


                                                  By:    /s/ Jon H. Marple
                                           Jon H. Marple, President, Chairman
                                            and Chief Financial Officer


                                                    By:    /s/ Mary E. Blake
                                             Mary E. Blake, Vice President,
                                            Director and duly authorized officer

[TEXT]