Form 10KSB
period 1998-03-31
INTERJET NET CORP
filed 1998-07-15
CIK 925739

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended March 31, 1998

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-24408

                            INTERJET NET CORPORATION


              (Exact name of small business issuer in its charter)

        DELAWARE                                       33-0611753
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

13405 NW Freeway, Suite 228
  Houston, Texas                                              77040
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (713) 462-4222
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.001
                         -----------------------------

           Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                             YES   X        NO

           Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

           State issuer's revenues for its most recent fiscal year:  $147,057

           The aggregate market value of the voting stock held by non-affiliates of the issuer as of July 13, 1998 was equal to $55,545,883 based on the average bid and ask price of $10.375.

           The number of shares outstanding of the issuer's classes of Common Stock as of July 13, 1998:

Common Stock, $.001 Par Value - 13,504,282 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

The Business

Interjet Net Corporation (the "Company" or "IJNT") is engaged in the business of providing wireless Internet access through microwave technology. The Company also offers dial-up Internet access, web site design and web hosting services. The Company's Salt Lake City business (the "Salt Lake System") commenced offering access in July 1997. This system now offers one-way wireless, two-way wireless, dial-up access and web site design and hosting services. As of March 31, 1998, the Salt Lake System serviced over 500 subscribers. The Company's business in Beaumont, Texas (the "Beaumont System") offers one-way wireless Internet access, dial-up Internet access, web site design and web hosting services. The Beaumont System served over 100 users as of March 31, 1998. On January 1, 1998, the Company acquired Access Communications, Inc. ("Access"). Access was in the business of providing dial-up Internet access and served approximately 1,800 subscribers in the Houston, Texas area at the time of the acquisition. The Company is currently designing the wireless system to be installed in Houston and expects to be offering wireless Internet services in the Houston market in July of 1998. The Company intends to open additional markets as well as acquire additional licenses.

The Company has entered into two acquisitions of web hosting businesses and Internet Service Providers since March 31, 1998. See "ITEM 13 - Certain Transactions and Subsequent Events." The Company is currently in discussions with other Companies and is pursuing additional acquisitions in order to grow its customer base and market influence.

The corporate offices of the Company are located at 15554 FM 529, Suite 123, Houston, Texas 77095, and its telephone number is (713) 462-4222.

Background

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,377. On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to InterJet Net in conjunction with the purchase of all of the outstanding stock of InterJet Net, Inc. Immediately following the acquisition of InterJet Net, the Company changed its name to Interjet Net Corporation and conducted a private placement of 680,000 shares of its common stock at a price of $1.95 per share. This offering was completed on August 27, 1997.

Overview

The Interjet Net system operates over a wireless spectrum allocated by the FCC, specifically in the microwave frequency of 2.4-2.7 Ghz bandwidth. In the Salt Lake City area, Interjet Net has leased frequency for ten years from an MMDS, Hispanic Information Telecommunications Network, Inc. ("HITN"). The HITN antenna is currently located in downtown Salt Lake City but is intended to be moved to a new site on Farnsworth Peak, which is in the line of sight to substantially all of the population area of Greater Salt Lake City. The antenna operates at 10 watts and the space for the antenna is licensed from a local television station. The topography of the Salt Lake City area gives excellent line of sight transmission to the entire population area of 1.3 million. The Salt Lake City metropolitan area is rapidly growing, with a concentration of high technology enterprises. The Company began testing the signal for the one-way wireless system in June of 1997 and began selling the service in September of 1997. During the first quarter of 1998, the Company began offering two-way wireless Internet access, dial-up Internet access, web site design and web hosting. It is the intention of the Company to offer this full array of Internet services in all markets.

Industry Overview

The Internet, a network of hundreds of interconnected, separately administered public and commercial networks, has emerged as a global communications medium enabling millions of people to share information and conduct business electronically. During the past few years, the number of Internet users, advertisers and content developers and businesses online has grown dramatically. With readily-available, low-cost Internet access, consumers and businesses are making increased use of Web browsers, electronic mail, corporate intranets, telecommuting, online advertising and electronic commerce. According to Wireless Broadcasting Magazine, there are over 12 million Internet users in the United States. According to Jupiter Communications, the number of Internet households worldwide will grow from an estimated 23.4 million in 1996 to 66.6 million by 2000. The Company believes that this growth in the number of users will drive more substantial increases in both Internet advertising, which International Data Corporation ("IDC") estimates will grow from $181 million in 1996 to $2.9 billion in 2000, and Internet commerce, which IDC estimates will grow from $318 million in 1995 to $95 billion in 2000.

Internet usage continues to be stimulated by a number of factors, including the emergence of the World Wide Web, the increasing sophistication of Internet browsers and Web-enabled software, the availability of low-cost, flat-rate pricing for Internet access and online services, and the wealth of increasingly useful information published on the Internet. Increased Internet usage and the availability of powerful new tools for the development and distribution of Internet content have led to a proliferation of Internet-based services, such as advertising, online magazines, specialized news feeds, interactive games and educational and entertainment applications, that are increasingly incorporating multimedia information such as video and near-CD-quality audio clips. The Internet has the potential to become a platform through which consumers and businesses easily access rich multimedia information and entertainment, creating new sources of revenue for advertisers, content providers and businesses. The growth of Internet advertising and commerce depends, in part, on the ability of advertisers and online merchants to deliver a compelling multimedia message to attract viewers and potential customers.

It is estimated that approximately 40% of US households have personal computers and that 60% of businesses already have Internet access or will have access within one year. Almost all of the access is provided over local telephone company circuits, most of which are limited by current technology to providing 56 Kbps access. Many telephone companies also offer ISDN telephone service, with 128 Kbps or T-1 lines, with 1.4 Mbps, but such lines are not available in every area and are more expensive. Currently, the typical Internet user uses a modem with 14.4 Kbps to 33.6 Kbps capabilities. In early 1997, dial-up modems offering a peak data transmission speed of 56 Kbps were introduced for use with ISP/OSPs over existing telephone lines, although many ISP/OSPs do not yet support this transmission speed. The lack of a universal standard has slowed the rate of adoption of faster modems. Integrated Services Digital Network ("ISDN") technology enables a peak data transmission speed of 128 Kbps between the user and the ISP/OSP over specially conditioned telephone lines. Although ISDN technology has been available for several years, it has not been widely deployed due primarily to its high costs. Asymmetric Digital Subscriber Line ("ADSL") is currently the most prominent implementation of Digital Subscriber Line ("xDSL") technology, an emerging telecommunications protocol originally developed to deliver video on demand. ADSL enables peak data transmission speeds of 8.4 Mbps downstream from the ISP/OSP to the user and 640 Kbps upstream from the user to the ISP/OSP; however, typical implementations realize substantially lower data transmission speeds. ADSL access is priced significantly above other access services and is not expected to be widely available in the near term. Cable modem technology offers data transmission at speeds of 10 Mbps downstream and 10 Mbps upstream, with speeds comparable to wireless available only in those metropolitan areas where hybrid fiber-coaxial ("HFC") cable is installed at significant cost. The perceived advantage of cable modem access to the Internet is the availability of current infrastructure. However, businesses, which are the heaviest users of Internet services, are not typically wired for cable, and cable companies are already laden with debt and are burdened with a negative consumer perception.

Satellite-delivered approaches such as direct broadcast satellite ("DBS") currently provide a peak data transmission speed of approximately 400 Kbps downstream and rely on dial-up modems and the telephony network for upstream transmission ("telephone return"). These approaches have scaling limitations due to the necessity of dividing a finite amount of satellite bandwidth among subscribers in a broad geographic area. Other wireless offerings rely on ground-based radios instead of satellites. Such offerings include multichannel multipoint distribution service ("MMDS"), low power television stations in the VHF bandwidth ("LPTV") and local multipoint distribution service ("LMDS"), which are one-way and two-way high-bandwidth wireless digital broadcasting systems, respectively. MMDS and LMDS are not yet widely available, require unobstructed "line-of-sight" transmission paths and may require additional radio frequency spectrum allocations, an entirely new distribution infrastructure and new equipment (including specialized radio modems).

Competition

The  markets  for  consumer  and  business   Internet   services  are  extremely
competitive,  and the Company  expects that  competition  will  intensify in the future. The Company's most direct competitors in these markets are ISPs, national long distance carriers and local exchange carriers, wireless service providers, OSPs and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's high-speed data service offerings. Such technologies include Integrated Services Digital Network ("ISDN") and Digital Subscriber Line ("xDSL"). The Company also competes with other wireless, telephone or cable-based data services. The bases of competition include transmission speed, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, brand recognition and operating experience. ISPs, such as BBN Corporation ("BBN"), Earthlink Network, Inc. ("Earthlink"), MindSpring Enterprises, Inc. ("MindSpring"), Netcom On-Line Communications Services, Inc. ("Netcom") and PSInet Inc. ("PSInet"), provide basic Internet access to residential consumers and businesses, generally using existing telephone network infrastructures. This method is widely available and inexpensive. Barriers to entry are low, resulting in a highly competitive and fragmented market. Long distance inter-exchange carriers, such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and WorldCom, Inc. ("WorldCom"), have deployed large-scale Internet access networks and sell connectivity to business and residential customers. The regional Bell operating companies ("RBOCs") and other local exchange carriers have also entered this field and are providing price competitive services, and cable television companies are also offering Internet access. Many of such carriers are offering diversified packages of telecommunications services, including Internet access service, to residential customers and could bundle such services together, which could place the Company at a competitive disadvantage.

Wireless service providers, including AT&T and Hughes Network Systems, are developing wireless Internet connectivity, such as multichannel multipoint distribution service, local multipoint distribution service and digital broadcast satellite. OSPs include companies such as America Online, Inc. ("America Online"), CompuServe Corporation ("CompuServe"), Microsoft's Microsoft Network ("MSN"), Prodigy, Inc. ("Prodigy") and WebTV Networks Inc. ("WebTV") (which has agreed to be acquired by Microsoft) that provide, over the Internet and on proprietary online services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enables the provision of data services to the large group of consumers who have personal computers with modems. In addition, they provide basic Internet connectivity, ease-of-use and consistency of environment. In addition to developing their own content or supporting proprietary third-party content developers, online services often establish relationships with traditional broadcast and print media outlets to bundle their content into the service, such as the relationship of Microsoft with NBC to provide multimedia news and information programming over both cable television and MSN.

Content aggregators seek to provide a "one-stop" shop for Internet and online users. Their success depends on capturing audience flow, providing ease-of-use and offering a range of content that appeals to a broad audience. Their business models are predicated on attracting and retaining an audience for their set of offerings. Leading companies in this area include America Online, CompuServe, Excite, Inc. ("Excite"), Microsoft and Yahoo! Inc. ("Yahoo!"). In this market, competition occurs in acquiring both content providers and subscribers. The principal bases of competition in attracting content providers include quality of demographics, audience size, cost- effectiveness of the medium and ability to create differentiated experiences using aggregator tools. The principal bases of competition in attracting subscribers include richness and variety of content and ease of access to the desired content. The proprietary online services such as America Online, CompuServe and MSN have the advantage of a large customer base, industry experience, many content partnerships and significant resources.

Many cable system operators have developed their own cable-based services and market those services to unaffiliated cable system operators that are planning to deploy data services. Several cable system operators, including Time Warner Inc. ("Time Warner") and the Continental Cablevision subsidiary of U S WEST, Inc. ("US West"), have deployed high-speed Internet access services over their existing local HFC cable networks. Specifically, Time Warner, which is the second largest cable company in the United States, has established its own cable-based ISP with proprietary content, called Road Runner, which features a variety of Time Warner publications and services. Time Warner plans to market the Road Runner service through Time Warner's own cable systems as well as to other cable system operators nationwide. Continental Cablevision has developed another service called Highway One, which offers high-speed Internet services to its existing customers. Others that have publicly announced limited-area trials for their own cable-based Internet services include Adelphia, BellSouth Corporation ("BellSouth") and Jones Intercable, Inc. ("Jones Intercable"). Some of these companies such as Time Warner have their own substantial libraries of multimedia content and the other competitors could establish strategic relationships with content providers, which could provide them with a significant competitive advantage.

Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or online content than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Further, as a strategic response to changes in the competitive environment, the Company may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, operating results or financial condition.

Regulatory Environment

The Company's services are subject to current regulations of the Federal Communications Commission (the "FCC") with respect to the use of its wireless access. In addition, changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the RBOCs or other telecommunications companies, could affect the prices at which the Company may sell its services. For example, regulations recently adopted by the FCC are intended to subsidize Internet connectivity rates for schools and libraries, which could affect demand for the Company's services. The Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business.

Business Strategy

The Company is one of few companies currently offering wireless applications to access the Internet. The opportunity for this application over a wide area became available only a little more than 18 months ago when a wireless downstream application for Internet access was announced. This technology is built around a headend (Point of Presence or "POP") that is then connected to a microwave transmitter located in the 2.5-2.7 Ghz- bandwidth range. The Salt Lake System was one of the first systems of this kind built in the country.

Although the one-way system works well, it is a "downstream" only transmission. A customer is still tethered to a phone line through an ISP to transmit information onto the Internet backbone. The return information is then obtained by high-speed return. Recently, however, newer technology has provided wireless two-way applications that the Company has also installed in the Salt Lake System. With wireless two-way a customer eliminates the phone company altogether and is provided high-speed up and down the pipe. The customer's computer is always on the Internet with virtually no delays in downloading any file. The two-way system also opens the door to telephone, videoconferences, and a wide-range of other applications.

The Company has positioned itself as presumably the only full service wireless company in the country that offers all Internet-related service as well as high-speed connectivity. From its core business of high-speed wireless Internet access to standard ISP accounts and Web design and hosting that is either sophisticated or relatively simple, the Company is in a position to provide full service to the entire community of Internet users. It is the Company's belief that it has become the Internet provider of the future--a provider that can serve each customer's full needs with a powerful, unique tool with high-speed, two-way, wireless high-speed Internet access as the business core.

In the Company's view:

    *There is a huge and rapidly  growing  market demand for  high-speed
     Internet access that is satisfied by the Company's wireless products. *Two-way wireless solutions provide a high growth-potential market that is early in its evolution.
    *High scalability is achievable within two years.
    *The Company's wireless approach has a potentially national and global application.
    *Wireless applications can cut infrastructure cost by as much as 50%, thus reducing equipment cost dramatically.
    *The Company must act as a full-service ISP with wireless solutions as its unique niche.
    *The current market focus of the Company is small to mid-size businesses and high-end Internet users.

Wireless Network Solutions

The core business of the Company is to provide high-speed wireless Internet access to businesses and high-end individual users. Such primary targets are Multiple Dwelling Units (apartments, condominiums), commercial buildings, and telecommuters. The application of each of these units is better shown by example than discussion.

A large apartment complex or condo is linked to the Company's wireless two-way headend and ISP rather inexpensively. Then cable is run to each unit within the building, similar to phone or cable wiring. Each of those units is now ready to receive the Company's signal and an individual secure link to the Internet. As the Company becomes the customer's ISP as well as their high-speed access provider and Web host, the customer eliminates second phone line charges, ISP fees and the necessity to purchase a traditional phone modem. For about the same cost per month, that user can receive high-speed access with savings which the Company contends can't be matched by any other service available today.

Another  example  with  a  current  client  of  the  Company,  is  the  Overland
Corporation in Salt Lake City. The Company wired Overland's new 100+ unit apartment complex. The Company anticipates that at least 50% of the unit rentals will subscribe to the Company's service. Thus, the building should produce about $2500 per month or almost $30,000 per year into the foreseeable future. Construction costs, building wiring, and antennas totaled about $15,000.

Commercial buildings are similar, such as the Judge Building in the Salt Lake System. The Company has an agreement with the owners of this property (40 business tenants) to provide wireless T1 service to all the tenants. It is anticipated that the average price per tenant for this high-end service will be about $400 per tenant. The tenants will be able to subscribe for service from a 64Kbps to a full T-1 at far less than phone rates.

Another  example  of  high-end   Internet  use  is  the  growing   telecommuting
industry--the home-office user that must have high-speed access.

These examples are representative of the customer base for the Company. The initial growth and experience indicate that the Company's wireless approach is a product that is better, cheaper, and faster than any current competition.

Internet Service Provider

Wireless Internet access solutions are the core of the Company's business. The sales efforts of the Company made it clear, however, that most business executives want a full service provider. The Company believes that businesses generally want an Internet provider that has the ability to address all Internet needs in full, not partially. InterJet Net does that with the wireless system, dial-up access as well as web site services as value-added items.

The Company believes that the dial-up subscribers are important. They may eventually want to upgrade as they become more active on the Internet and as the price of wireless modems fall.

Marketing

Although the Company expects the bulk of its new subscribers will come from acquisition, local sales and marketing are also an intricate part of the Company's growth plan. Local marketing will give the Company brand name recognition that will lead to wireless system sales.

The Company's ISP marketing strategy is built around local activity with local radio, TV, newspapers, and retail computer stores. The computer store program is the most productive. The Company has forged relationships in its markets with businesses that influence the purchasing decisions of its primary target customers for ISP services. Partnerships with computer stores include:

               In-store demonstration of our high-speed wireless connection. Joint marketing and advertising.
               In-store POP displays.
               Internet Education classes at computer retail outlets. Special Promotions and Event Sponsors.
               Reseller Agreement with Revenue.

The Company has such relationships with several resellers in the Company's various markets.

Web Development, Design, and Hosting

Web sites are business tools that can dramatically improve customer service, expand marketing efforts, and reduce marketing and support cost. The Company currently hosts about 500 Web sites in its Salt Lake City, UT, Beaumont, TX, Houston, TX and Newport Beach, CA offices. It is a relatively low maintenance and profitable side of the business. The Company also builds "designer" sites tailored for the individual client and administered on a daily, weekly, or monthly basis.

Network Integration Solutions

The Company provides network solutions, consulting, and integration for its wireless clients. Computer networks are continuing to be key to the flow of information within corporations and thus are mission critical to the Company's customers. The Company is committed to providing the latest up-to-date training and certifications for our personnel, thus providing our subscribers with assurances of top level expertise in the industry.

The Company's networking engineers specialize in the development of Wide Area Networks (WAN), Metropolitan, and Local Area Networks (LAN), including network integration of all computer systems platforms. Corporate experience includes in-depth working knowledge of routing/switching technology, including Breezecom, Lucent Technologies, Bay Networks, Ascend Communications, Hybrid Networks, and others in dealing with the design and layout of LAN and WAN environments. The Company has developed LAN/WAN environments utilizing large-scale deployments of the Major LAN Network Operating Systems.

Network Support

The Company provides ongoing day-to-day support for all products and services offered. This support includes complete management of hardware and software, help-desk functionality, and support of all individual components relating to integration, Internet, telecommuting, and in-band video conferencing and products (non-proprietary and proprietary) of the Company. Support is often aided by the use of network analyzers and management stations, which can be supplied by the Company or provided by the customer. The Company's support includes software and hardware upgrades for systems and networks. Future product evaluations are also part of the support service. Building the customers' knowledge concerning networks is a specific goal of training, and documentation can be included as part of the support phase of the contract. The Company has close ties with each of the major hardware and software independent vendors and maintains an excellent reputation as a quality service and support provider.

Telecommuting and Video Conferencing Services

The Company provides telecommuting and in-band video conferencing services to corporate users within a corporate entity to allow for employees of customers to work seamlessly outside the corporate location. Currently, the Company offers such telecommuting and in-band video conferencing services as an ongoing feature of its services. The Company continues to develop its offerings by utilizing new technology, as it becomes available in this emerging market. It is expected that telecommuting and in-band video conferencing will increase the revenue base of the Company. The Company believes that it has a strategic advantage in this emerging market by having the ability to integrate various vendor-independent products to provide a seamless integrated package to the customer.

Product and Services

The Company provides a wide array of Internet and data services ranging from basic single-user dial-up accounts to Web hosting and design to elaborate corporate data transfer solutions. In basic terms, the Company provides a connection to the Internet and various related services to help companies promote their business on the Internet.

The Company's quality and reliable service begins with its connection to the Internet. In each of its operating markets, a high-speed connection to a major Internet backbone provider is part of the Company's system. The Company currently uses UUNET, which is currently the largest carrier of Internet traffic. The Company uses multiple T-1s in Houston and Beaumont and a T-3 line in Salt Lake City to ensure that customer traffic gets to and from the Internet quickly and reliably.

The Point-of-Presence ("POP") is where the data is routed between the Internet and local users. The Company's POPs use the latest in technology and equipment from manufacturers which include Unix and NT servers, Cisco routers, digital modems by Ascend and Lucent Technologies, and computer hardware by Sun Microsystems, Dell Computer, and other reputable manufacturers. To operate the POPs, the Company has hired a staff that is fluent in Unix, NT, and MacIntosh platforms. In addition to qualified network administrators, the Company maintains support/customer service staff in-house to care for the needs of its business and residential customers.

Dial-Up Connections

The simplest connection to the Internet is the dial-up account. This method of service connects the user to the Internet through the use of a modem and standard telephone line. Currently, users can connect via dial-up at speeds up to 56 Kbps. The Company supports these users through the use of sophisticated modem banks at the POP that send data through a router and out to the Internet. The Company supports the higher speed 56K and ISDN connections with state-of-the-art digital modems. With a dial-up connection, a user can gain access to the Internet for e-mail, World Wide Web ("WWW"), FTP, newsgroups, and a variety of other useful applications.

User-to-Modem Ratio

A dial-up connection requires the use of a modem on the customer side and a modem at the POP. The customer normally owns his or her modem. The modem at the POP side of the connection is owned and maintained by the ISP. These modems come in a chassis, or "bank," that holds multiple modems, such as the Ascend 4000 or Portmaster PM3. Each time a dial-up customer connects, he or she uses one of the limited number of modems at the POP. Once all the modems are in use, subsequent users will get busy signals. Most ISPs maintain a user-to- modem ratio of 8-to-1 to 12-to-1. ISPs using a higher ratio will most likely have users that, at times, cannot connect to the POP or must wait for modems to become available for use. In IJNT markets, the Company maintains a user-to-modem ratio that is below the industry average of 10-to-1.

Dedicated Dial-up Connections

For the user who needs to be connected immediately to the Internet 100% of the time, the Company offers dedicated dial-up connections. This service basically sets aside one dial-up modem for the customer, guaranteeing that the customer can always get a connection when needed.

Leased Line Connections

Many businesses and some individuals have a need for more bandwidth to the Internet in order to support an entire network of users or a busy Web site. The Company has the capacity to sell a leased line connection to users. This method of connection gives the user a full-time high-speed (up to 1.5 mbps) connection to the Internet through the POP. The leased line solution comes at greater expense to the user, who must lease a specially dedicated line from its location to the POP. These lines are leased through the telephone companies at a high installation and monthly fee. It is the Company's preference to offer the customer a two-way wireless connection, thus capturing telephone company revenue and saving the customer money.

 Downstream Wireless System

Currently, IJNT is operating a high-speed wireless service in the Salt Lake City area. The system was launched in November 1997 and has experienced success in the first six months of service. This system uses a land-based microwave transmitter to deliver Internet data to businesses and homes at up to 10Kbps. Whereas the downstream data flow is carried on a microwave frequency, the upstream data flow returns to the POP via traditional telephone lines. The service is best suited for the business or home user who pulls large amounts of information from the Internet. Studies show that the download requirements of almost all users far outweigh the upload needs, making this service very desirable for almost all Internet users, but especially high-end and "power" Internet users.

To provide the downstream wireless service, the Company places a small microwave receive antenna and frequency downconverter at the user site. The receive antenna is cabled via standard RG-6 coaxial cable to a specialized, proprietary modem. The modem connects directly to the user's computer or network through a normal 10BaseT Ethernet connection.

Wireless T1

The Company offers "wireless T1" service to those businesses that have greater bandwidth needs. The wireless T1 is a point-to-point microwave connection from the POP to the user's site. The bi-directional connection can be throttled or metered to allow competitive service to an expanded coverage area. The technology was developed in part by the military for secure data transmission. As such, it is extremely reliable, robust, and secure.

Point-to-Point Data Transfers

The Company provides point-to-point data transfer without Internet connection via its wireless technology to companies with the need to connect two or more locations to one local area network. Through wireless networking capabilities, the Company's point-to-point wireless services can be applied to locations up to approximately 4 to 5 miles apart.

Web Hosting Services

Web hosting is in essence the rental of space on a server that has a full-time connection to the Internet. The Company will host a customer's Web space, allowing access to it by customers, employees, suppliers, etc. 24- hours per day, seven days a week. As part of the service, Interjet Net applies for a virtual domain (www.yourcompany.com) for its customers through InterNIC, the company that registers and verifies domain names. The application process takes 24 to 48 hours to complete. When the domain name is registered, the Company reserves a portion of hard disk space on one of its servers where the customer can upload the web page. The page has its own address and can be reached by anyone on the Internet at any time. Virtual hosting also allows companies to assign e-mail addresses with their own domain name.

The Company also provides a number of services related to Web hosting for the customer, including Web site statistics, CGI scripting, FrontPage extensions, SSL security, telnet/shell access, MSQL and postgre SQL databases, auto responders, e-commerce management, credit card transaction hosting, video conferencing, and other available services.

The Company's staff can consult on a variety of programming services of PERL, TCL/TK, Java, JavaScript, VM script, ActiveX, C,C++, Pascal, shell, and PHP/FI scripting.

The Market

The Internet and Internet Access. The growth of the Internet is well documented and perhaps the greatest growth industry in the history of the World.

     Growth in the Internet is about 12% per month.
     Every two seconds the Internet has a new subscriber.
     Use of the Internet file search and retrieving tool is currently growing at
      1,000 percent annually.
     There are more than 10 million host computer systems connected to the
      Internet.
     Transactional commerce on the Internet is estimated at $2 billion today, and by the year 2002 will be at $300 billion.
     User population of the Internet is approaching over 100 million people.

Business Integration in a World of Wireless E-Commerce. Global villages, virtual communities, information superhighways, and gigabit networks have been used to describe the world where teleconferencing, interactive television, traditional on-line information services, and public telephone systems converge. The U.S. information services market is huge, and its shift toward digital media is a change of monumental proportions. Today's communication networks are not ready to meet the demands being placed upon them. The trend towards digital delivery will require improvements to the underlying communication infrastructure.

Telecommuting, Telephony, and Video Conferencing. Integration is not confined to interconnecting a corporation's major locations. With the use of laptop, palmtop, and notebook computers on the rise, there is an increasing demand to provide access to corporate networks while employees are at home and on the road. Demand for remote access will continue to grow and increase the demand for modems, routers, and cellular communications software and hardware.
         A conservative estimate by the Rochester Institute of Technology's Office of Distance Learning shows that 5.5 million people are presently working from remote offices. According to the Gartner Group, telecommuting and in-band video conferencing is expected to expand from such base to approximately 30 million users in the USA by the year 2000. Additionally, the U.S. Department of Transportation estimates that fifteen percent (15%) of the USA workforce will be utilizing telecommuting and in-band conferencing by the year 2002. Therefore, the growth in that marketplace is expected to be dramatic as corporations understand the benefits to management through the increase in employees' (1) morale, (2) flexibility, (3) reduced office costs and (4) compliance with federal standards. The Telecommunications Act, recently passed by Congress, will clear the way for telecommuting to become commonplace.

The World Wide Web. The World Wide Web is the multimedia part of the Internet. It is the primary system used on the Internet to find and transfer information. It has, moreover, become (with the exception of e-mail) the most popular and the most promising and active source for business use.
         The  Web  offers   incredible   diversity  for   business,   education,
communication, and entertainment. Web pages are available on the Internet in tens of thousands of styles and subjects, with almost as many reasons for posting them on the Web. For example, there are thousands of sites in each of these subject areas:
      Commercial, Shareware, Freeware software
      Business, marketing, commerce
      Finance, stock market, corporate information
      K-12 education
      Online books
      Online magazines
      Government sites  and information
      Legal information
      Health and medical information
      Daily and categorized news
      Travel/booking/ticketing information and purchase
      Reference books
      Scientific sites covering archeology through zoology
      History
      Museums and libraries
      All social, scientific, and economic disciplines, viz., philosophy, religion, languages, etc.

Virtually all knowledge in the history of mankind may someday soon be on the Web. For example, the Vatican has started to download images of 150,000 original documents dating from as early as the second century A.D. on the Internet. The Securities and Exchange Commission maintains free Internet access to its library of corporate records.

Last year Web-based transactions came to nearly $20 billion and online retail to $2.74 billion in sales. By 2003 the U.S. Department of Commerce estimates that figure could reach $115 billion. ( See Forbes, "E-Commerce Engine", May, 1998).

Market Strategy

InterJetNet Corporation views market share within the delivery of high-speed Internet access as extremely fragmented. Competitive firms and industry view Internet access as a by-product of their core business. Cable and Satellite's primary mission is, of course, television delivery; RBOC's mission is the delivery of long distance and local phone service. Wireless cable companies (whose frequencies may be used for Internet access) are awash in debt and unable to add product value.

The Company believes that it has immense opportunities for acquisition in the ISP area, thus providing an expanded subscriber base, local phone lines, equipment, offices, and technicians. ISPs are available now because most were started several years ago by technically oriented people who had little or no marketing or sales skills.

Furthermore, the industry is riding a wave of unprecedented growth. The growth is faster than any economic or technical growth in the history of the world. Consider these facts as published by the Commerce Department ("The Emerging Digital Economy," Dept. of Commerce, April 1998):

          More than 100 million people around the world, most of whom had never heard of the Internet four years ago, now use it to do research, send e-mail, make requests for bids to suppliers, and shop.

       Years to acquire 50 million users:   Radio:                38 years.
                                            Television:           13 years.
                                            PC:                   16 years.
                                            Internet:              4 years.

          In  recent  years   information   technology   industries   have  been
          responsible for more than one-quarter of real economic growth.

          In 1994, three million people, mostly in the U.S., used the Internet. In 1998, 100 million people around the world use the Internet.

          UUNET, one of the largest Internet backbone providers, estimates that Internet traffic doubles every 100 days.

          The Internet makes electronic commerce (e-commerce) affordable to even the smallest home office.

Marketing and Growth

The key elements in the Company's sales and marketing strategy include:

Acquisitions. As part of planned acquisitions, the Company anticipates acquiring both key customers and sales and marketing personnel. Additionally, the Company anticipates name recognition in market presence gained through acquisitions and brand recognition in the community.

Expansion to New Locales/Cities. The Company intends to expand offices into other targeted locales through acquisition and development of two-way wireless infrastructure. Pre-Marketing. The Company will perform a thorough and well planned advertising and trade show campaign. Each customer service will include a full offering of the Company's services.

Increase Customer Accounts. The Company will continue to develop in each market an aggressive sales strategy through effective hiring and training. To achieve desirable growth forecast, the Company will use a number of marketing and sales tools, most of which they have already implemented. These tools include:
     Direct Mail. A direct mail piece is most effective when it focuses on a business core target. Mailing to vertical markets such as design firms, service bureaus, research firms, lawyers, CPAs, etc. has proven to be effective.
     Partnership Mailings. This might include such companies and organizations as the Chamber of Commerce, network administrators, computer groups and firms, etc.
         Trade Publication Advertising. Targeted advertising in markets where Internet-related services are growing the fastest delivers the greatest return for the Company's advertising dollars. Target advertising opportunities include: local business-to-business magazines, chamber ads, local computer or tech magazines, local computer user group newsletters, tech administrators magazines, Yellow pages or discount buying magazine services, vertical market organization newsletters, etc.
         Local Web Page Partnerships and Advertising. Advertising on the Web targets an existing Internet user. Many local Web sites have dedicated residential or business visitors. High-speed connections will provide a value ad for the Web sites, and visitors will see an immediate application and benefit. Examples include radio, TV, magazines, newspapers, universities, court and legal, etc.
         Kiosk. The use of Kiosk in shopping centers and high traffic areas connected to the wireless high-speed has created large crowds and has produced a substantial amount of business in the Company's markets.

     Trade Shows and Event Sponsorship. Computer-related trade shows attract technology savvy decision- makers and buyers. In most markets Internet- related services dominate the themes and attractions. At the recent

Hot Technology Expo in Salt Lake City, the Company's booth recorded more traffic (as counted by "swipe" cards) than any other attraction.
         Computer and Technology Retail and Distributor Vendor Partnerships. Building a relationship with another technology provider allows the Company to benefit from existing relationships. Small businesses buy computers and office equipment from local companies. By partnering with these companies we can reach qualified decision-makers very inexpensively. Example companies include Computer City, Circuit City, and other local computer outlets.

     Mass Media Advertising. Mass media advertising is done primarily through partnerships and trades, thus keeping the cash cost under control.

Employees

The Company currently employs 38 employees. Of this group, about one third are dedicated to technical solutions and engineering. For each 400 new subscribers, a new technical person is added within the system. Each market requires four to six salespeople, two installers, at least two technicians, and two office support personnel.

Item 2.   DESCRIPTION OF PROPERTY

The Company currently leases approximately 2,500 square feet of office space in the Houston, Texas market. The term of this lease has expired as of May of 1998.

The Company leases two offices in Salt Lake City. The first which houses the administrative and sales functions of this system is a 2,820 square foot facility which is leased at a cost of $3,529 per month. This lease term expires on July of 2000. The second office space in Salt Lake is approximately 1,000 square feet. It is leased at a cost of $800 per month and expires on December 11, 2000. This facility houses the Company's equipment and technical employees. The Company also leases a garage for equipment and installation vehicles at a rate of $675 per month. This lease expires on September 30, 1998

The Beaumont office is approximately 2,500 square feet and has been leased at a cost of $2,102 per month which expires on October 31, 2000.

The Company's Newport Beach office is 2,866 square feet. This lease expires on August 31, 1999 and is for $5,015 per month.

Each additional office that is opened will require about 2,000 square feet of office space, rooftop availability for transmitting equipment, a private air-cooled server and equipment room as well as warehouse space for installation equipment and truck storage.

Item 3.   LEGAL PROCEEDINGS

Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                                       PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the symbol "IJNT" on December 7, 1997. As of March 31, 1998, the Company had 482 holders of record. The following table sets forth, on a per share basis for the period shown the high and low prices of the Common Stock as reported on the OTC Bulletin Board.

                                     Closing
                                      Price

                                                High                  Low
Fiscal Year Ended March 31, 1998
         From December 7 - December 31, 1997  . $6.00                 $3.75
         From January 1 - March 31, 1998   .  . $5.50                 $4.00

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations for the Year Ended March 31, 1998

Management believes that period-to-period comparisons of the Company's consolidated financial results to date are not meaningful as prior to the acquisition of Interjet Net the Company was not involved in any operations other than organizational activities.

Revenues

The Company's revenues for the year ending March 31, 1998 totaled $147,057. This revenue was derived from the commencement of operations in Salt Lake City and Beaumont as well as the continued operations of the Houston system. Of the current fiscal year revenues, approximately $10,000 was earned in the quarter ending December 31, 1997 and the remaining $137,000 was earned in the fourth quarter of the fiscal year. This represents an increase in revenues of over 800% in comparing the quarter ending December 31, 1997 to the quarter ending March 31, 1998. The Salt Lake City System accounted for approximately $33,500 in revenues for the year ended March 31, 1998, Beaumont grossed approximately $1,100 and the Houston System recorded the remaining $112,400 of revenues for the fiscal year.

The Company anticipates future growth in revenues from adding customers in its existing markets as well as through acquisitions.

Cost of Sales

The Company's cost of sales for the year ending March 31, 1998 equaled $66,405.

Gross Profit

The Company's gross profit for the fiscal year was $80,652. This represents a gross profit percentage of 55%. Since much of the cost of sales figures are fixed, such as the cost of T-1 and T-3 connections, the Company anticipates that the gross profit percentage will increase as additional subscribers are added.

Selling, General and Administrative Expenses

The Company incurred total selling, general and administrative expenses ("SG&A") of $2,044,431 for the year ended March 31, 1998. The Company currently maintains five offices in four cities (Newport Beach, CA, Salt

Lake City, UT, Beaumont, TX and Houston, TX). Currently 38 employees are employed to service these offices. It is anticipated that the number of employees should be sufficient to support the anticipated growth of the Company for the next several months. Much of the SG&A expenses are fixed and should not increase as the Company grows.

Salary expense made up the greatest portion of SG&A. Total salary expense for the year ended March 31, 1998 equaled $713,482, or approximately 35% of total SG&A. Of the salary expense, $223,525 represents officers compensation and $489,957 is salary expense to other employees.

Professional fees, which include accounting, legal, engineering and other consultants, totaled $240,376 for the year ended March 31, 1998. This represented approximately 12% of total SG&A. The legal costs associated with the acquisition of InterJet Net, Inc. and Access Communications, Inc. were substantial. The Company anticipates continuing to incur legal, accounting and consulting expenses in conjunction with continued acquisitions. Engineering fees may continue to escalate as the Company has wireless systems designed and installed in future markets.

With the Company leasing office space in four cities, the total rent expense for the fiscal year was $190,944. This amounted to 9% of total SG&A. The Company anticipates leasing additional space in other cities as additional systems become operational.

Travel and associated costs for the fiscal year were $203,754, or approximately 10% of total SG&A. Travel costs are necessary in setting up new systems in other markets. The Company intends on substantial travel costs continuing to be incurred as additional markets are anticipated to be launched in the next fiscal year.

Depreciation and Amortization

Depreciation and amortization for the year ended March 31, 1998 was equal to $82,874. This expense is primarily attributable to the substantial amounts of equipment that were placed into service in the fiscal year. The Company expects depreciation and amortization expense to rise in future periods as additional equipment is being purchased and placed into service.

Interest Expense

The Company incurred interest expense of $10,071 in the year ended March 31, 1998. Currently, the Company has no interest bearing debt.

Income Tax Benefit

The  Company   currently  has  net  operating   loss   carryforwards   equal  to
approximately $2,500,000. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income.

Net Loss

The Company incurred a loss of $2,395,484 in the year ended March 31, 1998. The Company hopes to increase revenues and gross profit in the upcoming fiscal year while controlling the growth of SG&A expenses.

Liquidity and Capital Resources

The Company had working capital of $348,443 as of March 31, 1998. As of March 31, 1998, the Company has stock subscriptions receivable of $794,325 which have been received to filing of this report and have been included in current assets. This amount was received in full as part of a private stock offering made by the Company. The Company believes that it can finance future operations and plans for growth through additional stock offerings, debt offerings and increased revenues from operations. Since March 31, 1998 the Company has successfully entered into other equity sales that have generated approximately $2.5 million in net proceeds to the Company.

Inflation

The Company's Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

Other

The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The selected financial data presented below for the year ended March 31, 1998 were derived from the consolidated financial statements of the Company, which were audited by Smith & Company, independent certified public accountants, and which are included elsewhere in this Form 10-KSB. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-KSB.

As the Company was not involved in operations prior to the acquisition of Interjet Net, the financial data has not been presented in a comparative format.

                            InterJet Net Corporation
                                and Subsidiaries
                     Condensed Consolidated Income Statement
                        For the Year Ended March 31, 1998


Sales                                             $      147,057
Cost of Sales                                             66,405
                                                  --------------
            GROSS PROFIT                                  80,652

General and Administrative Costs                       2,044,431
Depreciation and Amortization                             82,874
Interest and Bank Charges                                 10,071
                                                  --------------
            TOTAL OPERATING EXPENSES                   2,137,376

Net Operating Loss                                    (2,056,724)

Other Income (Expense)
  Interest Income                                $        12,947
  Acquisition Costs                                     (351,707)
                                                  --------------
            NET LOSS                             $    (2,395,484)
                                                 ===============

Earnings (Loss) per Common Share                 $         (0.21)
                                                 ================

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            INTERJET NET CORPORATION
                                AND SUBSIDIARIES

                                                                           PAGE

Independent Auditors Report .  .  .  .  .  .  .  .  .  .  .  .  .  .   .   F-1

Consolidated Balance Sheet as of March 31,  1998 ..  .  .  .               F-2

Consolidated Statements of Operations for the two years ended
         March 31, 1998 and March 31, 1997 .  .  .  .  .  .  .  .  .   .   F-3

Consolidated Statements of Changes in Stockholders Equity
         for the two years ended March 31, 1998 and March 31, 1997  .      F-4

Consolidated Statements of Cash Flows for the two years
         ended March 31, 1998 and March 31, 1997  .  .  .  .  .  .  .      F-5

Notes to the Consolidated Financial Statements .  .  .  .  .  .  .  .      F-6

Consolidated General and Administrative Expenses
         for the two years ended March 31, 1998 and March 31, 1997 .       F-9

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

Name                       Age       Position

Jon H. Marple (1)(2)       58        Chairman, Chief Executive Officer, President and
                                     Treasurer since August 8, 1997 (date of purchase of
                                     InterJet Net)

Mary E. Blake (1)(2)(3)    45        Vice President, Director and Secretary since August
                                     8, 1997 (date of purchase of InterJet Net)

Richard W. Torney          58        Director since August 8, 1997 (date of purchase of
                                     InterJet Net)

(1)      Marple and Blake are husband and wife.
(2)      Member of the Audit Committee
(3)      Member of the Compensation Committee

Jon H. Marple - Mr. Marple's background is in law and management. Upon graduation from the University of Washington College of Law in 1966, Mr. Marple taught Business Law and Constitution Law at a branch college of The Ohio State University while beginning his law practice with George, Greek, King, McMahon and McConnaughy in Columbus, Ohio. Leaving the law firm in 1969, Mr. Marple was appointed as Sr. Trial Attorney at the United States Department of Justice in Washington D.C., working as an assistant to the Deputy Attorney General of the United States. Mr. Marple moved to the Federal Communications Commission, where he served as an assistant to the General Counsel, Richard Wiley, and as a Senior Appellate Counsel, representing the FCC before the Federal Courts. While in this position, Mr. Marple wrote several briefs which were presented to the Supreme Court of the United States and represented the Commission before Federal Appellate courts in matters pertaining to telephone and broadcast issues. In 1972, Mr. Marple moved to the prestigious Washington, D.C. communications law firm of Dow, Lohnes and Albertson, where he practiced communications law for several years before acquiring standard broadcast facility KRKO in Everett, Washington, in 1976. As an owner-operator of KRKO, Mr. Marple was involved in all phases of the operation. One year after taking over the operation, KRKO's sales had doubled. Mr. Marple also owned minority interest in several other broadcast properties in the Northwest before selling his interest in 1983.

     The next several years Mr. Marple consulted and acquired FCC allocated spectrum starting Marrco Communications in 1991 to consolidate these functions. IJNT was incorporated with Mary E. Blake (Mr. Marple and Ms. Blake are husband and wife), in January of 1997.

Mary E. Blake - Upon graduation from Waltrip H.S. in Houston, where she was a member of the National Honor Society, Ms. Blake attended Sam Houston State University before Texas A&M as a member of the first co-ed class. After managing a small oil and gas company, Ms. Blake entered the management training program for Southwestern Bell where she quickly rose through the management ranks as a Business Office Supervisor. Ultimately, she supervised 25,000 accounts for sales, service and collection. She also worked as a supervisor for Directory advertising and the first S.W. Bell word processing applications. She was also trained as a lobbyist for the company. InterJet Net was co-founded by Ms. Blake along with her husband, Jon H. Marple. She has been Vice President and Director of the Company since the acquisition of InterJet Net on August 8, 1997.

Richard W. Torney - Mr. Torney is President and sole owner of Imaging Systems, Inc., an international sales and marketing organization with representation in Europe and South America. He has been a director of InterJet Net Corporation since the acquisition of InterJet Net on August 8, 1997. Mr. Torney is fluent in Spanish and German, and has been involved in international business extensively for 35 years. His expertise in foreign markets, accounting and professional experience is important as the Company builds a foundation toward international growth.

Conflicts of Interest

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

Item 10. EXECUTIVE COMPENSATION


                                    Annual                     All Other
Name and Principal Position       Compensation               Compensation

Jon H. Marple, President              $127,500 (1)             $10,000(3)
Mary E. Blake, Vice President         $ 83,525 (2)            $  2,500(3)


     (1) $32,500 of this annual compensation was accrued and converted into stock as of the acquisition of InterJet Net on August 8, 1997. (2) $11,250 of this annual compensation was accrued and converted into stock as of the acquisition of InterJet Net on August 8, 1997. (3) Represents year end bonuses for the calendar year ended December 31, 1997.



Item 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1998.

                                                               Percentage
   Name of                   Number of                       of Outstanding
 Stockholder               Shares Owned                       Common Stock

Mary E. Blake (1)             8,150,462                           63.7%

Jon H. Marple (1)                    --                            --

Richard W. Torney                    --                            --

All officers and
directors as a group
(3 persons)                   8,150,462                           63.7%

     (1) Mary E. Blake and Jon H. Marple are husband and wife. Mr. Marple disclaims beneficial ownership of the shares owned by Ms. Blake.

Item 12.  CERTAIN TRANSACTIONS AND SUBSEQUENT EVENTS

Access Communications, Inc. Acquisition

Effective January 1, 1998, the Company acquired Access Communications, Inc., a Texas Corporation ("Access"), as a wholly owned subsidiary. The Company issued 211,000 shares of its common stock to the shareholders of Access in exchange for all of the outstanding stock in Access. Access had a customer base of approximately 1,800 in Houston, Texas at the time of the acquisition. This acquisition positioned the Company as an ISP in the Houston area and gives the Company an infrastructure around which to build a wireless system. The Company is currently designing the wireless system for this market.

SUBSEQUENT EVENTS

The following represent acquisitions and significant transactions completed after the end of the fiscal year ended March 31, 1998 and prior to the filing of this report.

Acquisition of WebIt of Utah, Inc.

On June 1, 1998, the Company entered into a Definitive Agreement to acquire all of the outstanding stock of WebIt of Utah, Inc., a Utah Corporation ("WebIt"). As consideration, the Company assumed a note payable in the amount of $15,000 and issued 20,000 shares of its common stock to the shareholders of WebIt. WebIt is a web site design and hosting company which had approximately 550 customers. This acquisition gave the Company a wide variety of web sites that it now hosts. The Company believes that the continued promotion of web site design and hosting is a very profitable line of business and plans on continuing to expand in this area. The added customer base allows the Company to offer value-added services to these individuals and businesses, such as enhanced web site design, Internet access, e-mail accounts and marketing support.

Acquisition of Internet Solutions, LLC

On June 20, 1998, the Company purchased all of the assets and customer base of Internet Solutions, LLC ("IS, LLC") in exchange for 2,500 shares of its common stock. IS, LLC had approximately 100 subscribers to its Internet Access System. With this system based in Provo, Utah, the Company has formed a presence in this market and intends on beginning marketing efforts in Provo. The Company has also started the engineering of a wireless system in this market.

The following represent sales of the Company's stock which took place after the end of the fiscal year ended March 31, 1998 and prior to the filing of this report.

Offering Under Regulation S

On May 28, 1998, the Company commenced an offering of 600,000 shares of its common stock under Regulation S. Under the rules of Regulation S as of April 1998, this stock bears a restrictive legend of one year. As of July 13, 1998, this offering was completed generating net proceeds to the Company of $1,478,125.

Offering Under Regulation D

On June 10, 1998, the Company commenced an offering of 1,000,000 shares of its common stock under Regulation D. This stock bears a restrictive legend of one year. This offering was completed on July 13, 1998 and the Company expects to receive net proceeds of $2,250,000 shortly.

                                     PART IV

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.

                                                                      Sequential
    Exhibit No.            Document Description                         Page No.

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)



         (1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24408.

        (b)                Reports on Form 8-K.

                           None filed during the fourth quarter.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July 14, 1998.


                                 INTERJET NET CORPORATION


                                 By:    /s/ Jon H. Marple
                                        Jon H. Marple
                                        President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 14, 1998.



By:     /s/ Jon H. Marple        President, Treasurer, Chief Executive Officer,
        Jon H. Marple            Chief Financial, Officer and Chairman


By:     /s/ Mary E. Blake        Vice President, Secretary and Director
        Mary E. Blake


By:     /s/ Richard W. Torney    Director
        Richard W. Torney

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                  10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                        SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS            TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                          FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS            E-MAIL: smith&co@smithandcocpa.com
-------------------------------------------------------------------------------



Board of Directors
InterJet Net Corporation
Salt Lake City, Utah


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheet of InterJet Net Corporation and Subsidiaries as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for March 31, 1997 have been restated to reflect the acquisition of a subsidiary in 1997. The statements for 1997 reflect the acquisition under the pooling-of-interests method of accounting as if it had occurred at April 1, 1996.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterJet Net Corporation and Subsidiaries as of March 31, 1998 and the results of their operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The information in Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                  CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
June 30, 1998

                    INTERJET NET CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                                            March 31,
                                                                                                               1998
                                                                                                        -----------------
ASSETS

CURRENT ASSETS
              Cash in bank                                                                              $          63,303
              Accounts receivable                                                                                  39,912
              Stock subscription receivable (Note 7)                                                              794,325
              Inventory                                                                                            44,834
              Prepaid expenses                                                                                     12,108
                                                                                                        -----------------

                                                                               TOTAL CURRENT ASSETS               954,482

PROPERTY AND EQUIPMENT (Notes 1 and 4)                                                                            975,839

OTHER ASSETS
              Deposits                                                                                              8,907
              Organization costs (Note 1)                                                                           8,992
              Licenses and other (Note 5)                                                                         761,475
                                                                                                        -----------------

                                                                                 TOTAL OTHER ASSETS               779,374
                                                                                                        -----------------

                                                                                                        $       2,709,695
                                                                                                        =================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                                                          $         490,244
              Accrued liabilities                                                                                  46,392
              Income taxes payable                                                                                    800
              Note payable                                                                                         35,000
              Loans from shareholders (Note 3)                                                                     13,690
              Current portion of long-term debt                                                                    19,913
                                                                                                        -----------------

                                                                          TOTAL CURRENT LIABILITIES               606,039

LONG-TERM LIABILITIES (Note 6)                                                                                     49,162
                                                                                                        -----------------

                                                                                  TOTAL LIABILITIES               655,201

SHAREHOLDERS' EQUITY
              Common stock, $.001 par value:
                Authorized 20,000,000 shares;
                Issued and outstanding 12,854,145 shares                                                           12,854
              Additional paid-in capital                                                                        4,614,838
              Retained deficit                                                                                 (2,573,198)
                                                                                                        -----------------

                                                                         TOTAL SHAREHOLDERS' EQUITY             2,054,494
                                                                                                        -----------------

                                                                                                        $       2,709,695
                                                                                                        =================


See Notes to the Financial Statements.

                    INTERJET NET CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                         Years ended March 31,
                                                                         1998                1997
                                                                  ------------------  ---------------
Sales                                                             $          147,057  $             0
Cost of sales                                                                 66,405                0
                                                                  ------------------  ---------------
                                                    GROSS PROFIT              80,652                0

General and administrative expenses (Schedule 1)                           2,044,431          174,739
Depreciation and amortization (Note 1)                                        82,874               56
Interest and bank charges                                                     10,071                0
                                                                  ------------------  ---------------
                                                                           2,137,376          174,795
                                                                  ------------------  ---------------

Net operating loss                                                        (2,056,724)        (174,795)

Other Income (Expense)
           Interest income                                        $           12,947  $             0
           Acquisition costs                                                (351,707)               0
                                                                  ------------------- ---------------

                                                        NET LOSS  $       (2,395,484) $      (174,795)
                                                                  ==================  ===============

EARNINGS (LOSS) PER COMMON SHARE
           Net income (loss)                                      $             (.21) $          (.02)
                                                                  ==================  ===============

           Weighted average number of common shares
              used to compute net income (loss) per
              weighted average share                                      11,528,021       10,388,886
                                                                  ==================  ===============


See Notes to the Financial Statements.

                    INTERJET NET CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                  Additional
                                                                   Common Stock                     Paid-In          Retained
                                                            Shares              Amount                Capital        Deficit
                                                       -----------------  ------------------   ----------------   ----------------
Balances at 3/31/96                                              424,600  $              425   $            821   $        (2,919)
    Issue shares to acquire InterJet Net, Inc. *               9,964,286               9,964          1,676,438
    Net loss                                                                                                             (174,795)
                                                       -----------------  ------------------   ----------------   ----------------
Balances at 3/31/97                                           10,388,886              10,389          1,677,259          (177,714)
    Issue stock for note payable 7/31/97                         155,000                 155              1,400
    Stock split 2.339936535 for 1 7/31/97                        776,677                 776               (776)
    Sale of shares in private placement 8/20/97                  680,000                 680          1,325,320
    Issue shares to acquire Access Comm. 1/1/98                  211,000                 211            421,789
    Sale of shares in private placement 1/27/98                   69,620                  70            146,064
    Issue shares for services 1/27/98                             15,000                  15             31,485
    Sale of shares in private placement 2/1/98                    48,200                  48            101,172
    Sale of shares in private placement 3/1/98                     9,762                  10             20,490
    Sale of shares in private placement 3/10/98                  500,000                 500            890,635
    Net loss                                                                                                           (2,395,484)
                                                       -----------------  ------------------   ----------------   ---------------
Balances at 3/31/98                                           12,854,145  $           12,854   $      4,614,838   $    (2,573,198)
                                                       =================  ==================   ================   ===============

          *Transaction occurred 8/1/97, but is reflected earlier under the pooling-of-interests method of accounting.

See Notes to the Financial Statements.

                    INTERJET NET CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                Years ended March 31,
                                                                1998                1997
                                                          -----------------  ----------------

OPERATING ACTIVITIES
   Net loss                                               $      (2,395,484) $       (174,795)
   Add items not requiring the use of cash
     Stock issued for services                                       31,500                 0
     Amortization and depreciation                                   82,874                56
     Acquisition costs                                              351,707                 0
   Changes in assets and liabilities:
     Accounts receivable                                            (39,912)                0
     Inventory                                                      (44,834)                0
     Prepaid expenses                                               (12,108)                0
     Accounts payable                                               401,262            87,239
     Accrued liabilities                                            (41,108)           87,500
     Income taxes                                                       800                 0
                                                          -----------------  ----------------

                                   NET CASH REQUIRED BY
                                   OPERATING ACTIVITIES          (1,665,303)                0

INVESTING ACTIVITIES
   Deposits                                                          (8,907)                0
   Organization costs                                                (8,978)                0
                                                          -----------------  ----------------

                                   NET CASH REQUIRED BY
                                   INVESTING ACTIVITIES             (17,885)                0

FINANCING ACTIVITIES
   Sale of common stock                                           1,690,664                 0
   Proceeds from loans                                               83,690                 0
   Principal payments on loans and leases                           (27,862)                0
                                                          -----------------  ----------------

                                   NET CASH PROVIDED BY
                                   FINANCING ACTIVITIES           1,746,491                 0
                                                          -----------------  ----------------

                                   INCREASE IN CASH AND
                                       CASH EQUIVALENTS              63,303                 0

   Cash and cash equivalents at beginning of period                       0                 0
                                                          -----------------  ----------------

                              CASH AND CASH EQUIVALENTS
                                       AT END OF PERIOD   $          63,303  $              0
                                                          =================  ================

Supplemental  Disclosures of Cash Flow  Information  Cash paid during the period for:
     Interest                                             $          10,071  $              0
     Income taxes                                                         0                 0

Noncash investing and financing activities
     During the period ended March 31, 1998, the Company issued 10,190,286 shares of common stock for assets valued at $2,139,902 and expenses of $31,500, and the Company issued 155,000 shares to satisfy debt. Vehicles at a cost of $96,937 were acquired by incurring contracts and leases payable in the same amount.

See Notes to the Financial Statements.

                    INTERJET NET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             Principles of Consolidation
             The consolidated financial statements for 1998 and 1997 include the accounts of the Company and its wholly-owned subsidiary InterJet Net, which was incorporated January 15, 1997 under the laws of the State of Nevada. The consolidated financial statements for 1998 include the accounts of the Company and its wholly-owned subsidiary Access Communication, Inc., a Texas corporation, which was purchased January 1, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

             Business Activity
             The Company was incorporated on June 11, 1992 in Delaware as Picometrix, Inc. On August 8, 1997 the name was changed to InterJet Net Corporation. The Company acquired the bulk of its assets July 31, 1997 with the acquisition of InterJet Net and January 1, 1998 with the acquisition of Access Communications, Inc. The Company is engaged in providing internet access to businesses and individuals.

             Basis of Accounting
             The consolidated financial statements are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred.

             Earnings (Loss) Per Share
             Earnings (loss) per share amounts are calculated based on the weighted average number of shares outstanding during the period.

             Organization costs:
             Organization costs are being amortized over a five year period.

             Property and Equipment
             Property and equipment are depreciated over their estimated useful lives. Depreciation and amortization are computed using straight-line methods over an estimated life of five to seven years.

             Cash and Cash Equivalents
             For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

             Income Taxes
             The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes.
             Tax credits are recorded in the year realized.

             The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

             Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

NOTE 2:      FORMER DEVELOPMENT STAGE COMPANY
             The Company was in the development stage from its inception until December 31, 1997. Commencing January 1, 1998, the Company has sufficient revenue through operations of its subsidiaries that management considers it to be no longer in the development stage.

                    INTERJET NET CORPORATION AND SUBSIDIARIES

                                 March 31, 1998

NOTE 3:      RELATED PARTY TRANSACTIONS
             During 1997, the Company's subsidiary, InterJet Net acquired assets valued at $699,000 from an officer in exchange for 1,000 shares of common stock. The officer paid costs of $321,252 on behalf of InterJet Net as additional consideration for the stock. The assets were recorded on InterJet Net's books at their historical cost to the officer.

             The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

             At March 31, 1998, the Company owed two shareholders amounts totaling $13,690, payable within the next 12 months without interest.

NOTE 4:      PROPERTY AND EQUIPMENT
             Property and equipment as of March 31, 1998 are summarized as follows:

                                                 Cost         Depreciation       Net Book Value
                                           --------------   ----------------   ------------------
               Furniture                   $      127,789   $         10,080   $          117,709
               Equipment                          205,964             27,297              178,667
               Transmission Equipment             709,947             42,171              667,776
               Leased Vehicle                      12,749              1,062               11,687
                                           --------------   ----------------   ------------------

                                           $    1,056,449   $         80,610   $          975,839
                                           ==============   ================   ==================

NOTE 5:      LICENSES AND OTHER
             The Company owns various MMDS and LPTV (wireless cable) licenses to operate in various cities. A summary is as follows:

                 MMDS Channel rights                 $      62,475
                 LPTV rights and licenses (See
                            Note 3)                        699,000
                                                     -------------

                                                     $     761,475

NOTE 6:      LONG-TERM LIABILITIES
             Long-term debt at March 31, 1998 is detailed as follows:

                                               Interest                          Principal Balance
                                                 Rate          Payment         Current       Long-term
                                            ------------    -------------  -------------  --------------

                 Vehicle contract                     9.75  $       1,099  $       9,002  $       33,540
                 Vehicle contract                    13.30            378          4,536          11,372
                 Vehicle lease                        9.90            531          6,375           4,250
                                                                           -------------  --------------

                                                                           $      19,913  $       49,162
                                                                           =============  ==============

             Scheduled principal reductions of the debt are as follows:

                            1999            $       19,912
                            2000                    17,824
                            2001                    15,138
                            2002                    15,829
                            2003                       371
                                            --------------

                                            $       69,074

NOTE 7:      STOCK SUBSCRIPTION RECEIVABLE
             The Company sold 500,000 shares of common stock March 10, 1998 subject to receipt of the $891,135 subscription price. The final installment was received May 7, 1998. For purposes of these financial statements, it is assumed that the shares were issued March 10, 1998.

                    INTERJET NET CORPORATION AND SUBSIDIARIES

                                 March 31, 1998

NOTE 8:      COMMITMENTS AND CONTINGENCIES
             The Company conducts its operations in leased facilities under noncancellable operating leases expiring through 2001. In addition, the Company leases equipment under noncancellable operating leases expiring through 2007. The minimum future rental commitments under operating leases are as follows:

                        Year ending
                         March 31,            Facilities      Equipment         Total
                  ----------------------    --------------  -------------  -------------
                           1999                    151,463         69,389        220,852
                           2000                    103,124         26,318        132,442
                           2001                     66,808          7,737         74,545
                           2002                     34,115          6,000         40,115
                           2003                          0          6,000          6,000
                        Beyond 2003                      0         24,000         24,000
                                            --------------  -------------  -------------

                                                   355,510        142,444        497,954
                                            ==============  =============  =============

NOTE 9:      INCOME TAXES
             No federal income taxes were due for the years ended March 31,1998 or 1997.

             At March 31, 1998, the Company has a federal net operating loss carryover of approximately $2,500,000. The federal loss will expire December 31, 2012.

             At March 31, 1998, the Company has a deferred tax asset in the amount of $0. There is a potential asset based on future reduction of income taxes using the net operating loss carryforward. The amount has been reserved 100% due to the Company's losses. Management believes that the Company will realize sufficient income in the future to utilize the net operating loss carryforward. However, since future income can only be estimated, there is not sufficient basis for recognition of any deferred tax asset at this time.

NOTE 10:     ACQUISITION OF SUBSIDIARIES
             The Company issued 9,964,286 shares to InterJet Net (a Nevada corporation) effective July 31, 1997 in a reverse acquisition. This combination has been treated as a pooling-of-interests, and financial statements as of March 31, 1997 have been restated as if the acquisition had occurred April 1, 1996.

             The Company issued 211,000 shares to acquire Access  Communication,
             Inc.  (a  Texas  corporation)   effective  January  1,  1998.  This
             acquisition has been treated as a purchase transaction.

                                                                  SCHEDULE 1
                    INTERJET NET CORPORATION AND SUBSIDIARIES

                CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES




                                                                Years ended March 31,
                                                                1998                1997
                                                          -----------------  ----------------
Accounting                                                $          26,035  $              0
Automobile expense                                                   35,947             4,292
Computer expense                                                     85,311               615
Consulting                                                          131,489             7,430
Insurance                                                            48,280             6,334

Lease - channel                                                     136,682                 0
Legal                                                                82,852                 0
Marketing and advertising                                            60,933                 0
Meals and entertainment                                              25,779               969
Office expense                                                       72,215             5,072

Outside services                                                     40,061               516
Payroll taxes and benefits                                           60,666             2,062
Postage                                                              23,005             3,006
Relocation expense                                                    5,310               574

Repairs and maintenance                                               4,039                 0
Rent expense                                                        190,944            11,464
Salaries                                                            713,482           114,450
Taxes and licenses                                                    9,498                 0

Telephone                                                           113,928             9,543
Travel                                                              177,975             8,412
                                                          -----------------  ----------------

                                                          $       2,044,431  $        174,739
                                                          =================  ================