Form 10QSB
period 1998-06-30
INTERJET NET CORP
filed 1998-08-20
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended: June 30, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from: to ------------

Commission file number:      0-24408

                            INTERJET NET CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   33-0611753
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                    Identification Number)

13405 NW Freeway, Suite 228 Houston, Texas                       77095
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (713) 462-4222

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the registrant's common stock on August 10, 1998 was 13,624,282.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

         The following Condensed Consolidated Financial Statements of the Company and its subsidiaries and related notes are included herein:


         Condensed Consolidated Balance Sheet as of June 30, 1998;

         Condensed Consolidated Statements of Income for the three months ended June 30, 1998 and June 30, 1997 presented on a pro-forma basis reflecting the acquisition of InterJet Net, Inc.;

         Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 1998 and June 30, 1997 presented on a pro-forma basis reflecting the acquisition of InterJet Net, Inc.;

         Notes to Condensed Consolidated Financial Statements.

                            INTERJET NET CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 1998
                                   (Unaudited)



ASSETS
Current Assets
   Cash                                                                         $     443,761
   Accounts Receivable                                                                 39,447
   Stock Subscription Receivable                                                      975,000
   Prepaid Expenses                                                                     4,757
   Loan to Shareholder                                                                 21,063
   Inventory                                                                          210,511
                                                                                -------------

                                                       Total Current Assets         1,694,539

Property, Plant, and Equipment                                                        966,297

Other Assets
   Organizational Costs                                                                 8,430
   Deposits                                                                            16,258
   Licenses and Other                                                                 761,474
                                                                                -------------
                                                                                      786,162
                                                                                -------------

                                                               TOTAL ASSETS     $   3,446,998
                                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                             $     364,291
   Accrued Liabilities                                                                 44,706
   Income Taxes Payable                                                                   800
   Note Payable                                                                             0
   Loans from Shareholders                                                              4,940
   Current Portion of Long-term Debt                                                   18,319
                                                                                -------------

                                                  Total Current Liabilities           433,056

Long-Term Debt                                                                         44,622
                                                                                -------------

                                                          Total Liabilities           477,678

Stockholders' Equity
   Common stock, $.001 par value:
     Authorized 200,000,000 shares;
     Issued and Outstanding 13,504,282                                                 13,504
   Additional Paid-in Capital                                                       6,310,295
   Retained Earnings (Deficit)                                                     (3,354,479)
                                                                                -------------

                                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   3,446,998
                                                                                =============


See Notes to Condensed Consolidated Financial Statements.

                            INTERJET NET CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    Three Months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                      1998              1997
                                                                                  -------------    -------------
Revenues                                                                          $     179,851    $           0
Cost of Sales                                                                            97,270                0
                                                                                  -------------    -------------

                                                                 Gross Profit            82,581                0

General and Administrative Expenses
   Professional Services                                                                142,537           23,597
   Salaries - Officers                                                                   52,200           43,750
   Salaries - Others                                                                    226,139           46,915
   Payroll Taxes & Benefits                                                              26,860            2,405
   Office Expenses                                                                       19,193            7,520
   Advertising & Marketing                                                              105,253              115
   Auto Expenses                                                                          7,816           13,653
   Travel & Entertainment                                                                96,730           24,236
   Computer Expenses                                                                      9,067            1,597
   Depreciation & Amortization                                                           40,609                0
   Channel Lease Payments                                                                13,750                0
   Equipment Lease Payments                                                              11,291                0
   Postage & Delivery                                                                    10,848            1,788
   Insurance                                                                             23,227            8,177
   Interest Expense                                                                           7            3,096
   Rent                                                                                  36,020           20,538
   Temporary Help & Outside Services                                                     11,107                0
   Tower Lease Payments                                                                   4,640            1,000
   Telephone Expenses                                                                    24,002            9,321
   Taxes - Other                                                                          3,656                0
                                                                                  -------------    -------------

                                    Total General and Administrative Expenses           864,942          207,708

Interest Income                                                                           1,080                0
State Income Taxes                                                                            0             (800)
                                                                                  -------------    -------------

                                                            NET INCOME (LOSS)     $    (781,281)   $    (208,508)
                                                                                  =============    =============


See Notes to Condensed Consolidated Financial Statements.

                            INTERJET NET CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                      1998              1997
                                                                                  -------------    -------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                              $    (781,281)   $    (208,508)
   Adjustments:
     Depreciation and Amortization                                                       40,609                0
     Expenses Paid with Common Stock                                                     88,948          174,230
     Changes in Current Accounts                                                       (162,564)        (237,229)
                                                                                  -------------    -------------
                                    Net Cash Required by Operating Activities          (814,288)        (271,507)

INVESTING ACTIVITIES
   Purchase of Inventory                                                               (165,677)        (128,688)
   Purchase of Fixed Assets                                                            (104,407)        (322,751)
   Purchase of Licenses                                                                       0         (745,183)
   Licenses Above Paid for in Common Stock                                                    0          549,000
                                                                                  -------------    -------------
                                    Net Cash Required by Investing Activities          (270,084)        (647,622)

FINANCING ACTIVITIES
   Loans                                                                                 (4,250)               0
   Repayment of Loans                                                                   (17,540)               0
   Sale of Common Stock                                                               1,486,620        1,326,000
                                                                                  -------------    -------------
                                    Net Cash Provided by Financing Activities         1,464,830        1,326,000
                                                                                  -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                                        380,458          406,871

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                            $      63,303    $           0
                                                                                  -------------    -------------
   End of Period                                                                  $     443,761    $     406,871
                                                                                  =============    =============



See Notes to Condensed Consolidated Financial Statements.

                            INTERJET NET CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of InterJet Net Corporation and its wholly-owned subsidiaries InterJet Net, Inc. Access Communication, Inc., and Webit of Utah, Inc., have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

The Company was essentially inactive prior to the acquisition of InterJet Net, Inc., a Nevada Corporation (See Note 2 below). As such, comparable financial statements have been presented on a pro-forma basis using only the financial numbers for InterJet Net, Inc. for the period ending June 30, 1997.

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

The Company has entered into various private placement offerings and offerings under Regulation S of the Securities and Exchange Act of 1933. To date these offerings have been for a total of 1,200,000 shares of common stock with the Company receiving net proceeds of $3,177,284.

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

NOTE 4:           INCOME TAXES

The Company has available at December 31, 1997, net operating loss carryforwards of approximately $2,500,000 which may provide future tax benefits expiring in June of 2010.

NOTE 5:           WARRANTS TO PURCHASE COMMON STOCK

At June 30, 1998, there are outstanding 512,821 warrants to purchase 512,821 shares of common stock at $1.95 per share. These warrants expire on August 27, 1998. The Company anticipates the party holding these warrants will exercise its warrant to purchase these shares prior to the expiration of the warrants.

NOTE 6:           STOCK SUBSCRIPTION RECEIVABLE

The Company sold 600,000 shares of its Common Stock on June 3, 1998, subject to receipt of the subscription price of $1,486,620. The final installment was received on July 27, 1998. For purposes of these condensed consolidated financial statements, it is assumed that the shares were issued on June 3, 1998.

NOTE 7:           SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's loss for the three months ended June 30, 1998 was equal to $781,281. The loss for the three month period ended June 30, 1997 was prepared on a pro-forma basis reflecting the activity of InterJet Net, Inc., which is now a wholly-owned subsidiary of the Company. The loss for InterJet Net, Inc. for the period ended June 30, 1997 was equal to $208,508. During this period InterJet Net, Inc. was in a development stage. The loss for the current quarter was primarily attributable to the Company's Selling, General and Administrative Expenses of which salaries, travel, professional fees and marketing made up the largest amount. The increased loss this quarter, compared to the losses in the previous quarters, reflects the implementation of the Company's aggressive growth strategy. The increased expenses also reflect the activity of Access Communications, Inc., a wholly owned subsidiary of the Company which operates as an Internet service provider in Houston, Texas.

Total salaries of $278,339 were paid or accrued for the three months ended June 30, 1998. This equated to 32.2% of the total expenses for the quarter which totaled $864,942. This salary expense is compared to $90,665 (which was 43.7% of total expenses of $207,708) incurred by InterJet Net, Inc. in the three months ended June 30, 1997. Travel and related costs equaled $96,730 for the quarter, or approximately 11.2% of total expenses. The Company incurred expenses of $142,537 on professional fees, or 16.5% of total expenses for the quarter. This includes amounts paid to attorneys, accountants, engineers and consultants. The Company incurred significant legal fees with respect to the acquisition of Access Communications, Inc. This acquisition also increased accounting and engineering fees. The Company pays several individuals as consultants, including engineers, outside accountants and business consultants. The total cost advertising and marketing expenses for the quarter totaled $105,253 for the three months ended June 30, 1998. This represented to 12.2% total expenses for the quarter.

The Company produced gross revenues of $179,851 for the quarter ended June 30, 1998. Of these revenues, $117,955 were derived from the Company's Houston operations (Access Communications, Inc.). This represents 65.6% of total revenues for the quarter. Revenues for Salt Lake and Beaumont were equal to $54,801 and $7,095, or 30.5% and 3.9%, respectively. The Company anticipates generating additional revenues from existing operations as well as new operations in the Orange County, California market in the next quarter. Neither the Company or InterJet Net, Inc. generated revenues in the quarter ended June 30, 1997.

The Company has current assets totaling $1,694,539 at June 30, 1998 with total net working capital of $1,261,483. This equates to a current ratio of approximately 3.91.

                           PART II - OTHER INFORMATION

ITEM 5.           Other Information.

         Acquisition of Webit of Utah, Inc. Effective June 1, 1998, the Company acquired Webit of Utah, Inc. ("Webit") as a wholly-owned subsidiary. Webit is an operating web hosting company in Salt Lake City, Utah. The Company exchanged 20,000 shares of its common stock for all of the outstanding stock of Webit. Also in connection with the acquisition, the Company made certain payments of $9,000 and assumed a note in the amount of $15,000.

         Letter of Intent with Visual Numerics, Inc. Pursuant to a Letter of Intent dated June 15, 1998, the Company has agreed to acquire Visual Numerics, Inc. ("VNI"). The terms of the acquisition include the Company issuing 2,200,000 shares of its common stock in exchange for all of the outstanding stock in VNI. The Company would assume substantial liabilities of VNI in additional consideration. The Company is currently involved in due diligence on VNI.

VNI was incorporated in 1970 under the name International Mathematical and Statistical Libraries, Inc. VNI is one of the world's leading and most respected software providers of computational algorithm libraries and visual data, used by scientists, researchers, engineers and information technology professionals, to perform complex numerical and computational functions used in computer applications. Its client list includes more than 500,000 business and technical professionals from 65 countries around the world. Four hundred of the Fortune 1000 companies are clients, including GE, Hewlett-Packard, Ford, BMW, Lockheed Martin, AT&T, Harvard, MIT, Swiss Bank, Motorola, McDonnell Douglas, Chevron, etc.

With headquarters in Houston, VNI is privately held with offices in France, Germany, Japan, Taiwan, Korea, Mexico, the United Kingdom and Boulder, Colorado. The Company grossed $23 million in net sales in the year ended December 31, 1997.

The Company believes that in offering its various Internet services to the existing client base of VNI, that it will be able to substantially increase its revenues.

ITEM 6.           Exhibits and Reports on Form 8-K

Reports of Form 8-K

None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            August 18, 1998

                                INTERJET NET CORPORATION



                                   /s/
                                Jon H. Marple, President, Chairman, and
                                Chief Financial Officer


                                   /s/
                                Mary E. Blake, Vice President and Director