Form 10QSB
period 1998-09-30
IJNT INTERNATIONAL INC
filed 1998-11-16
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarter period ended September 30, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from: to

Commission file number:      0-24408

                            IJNT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                            InterJet Net Corporation
                                  (Former Name)

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the registrant's common stock on November 10, 1998 was 14,910,216.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

         The following Condensed Consolidated Financial Statements of the Company and its subsidiaries and related notes are included herein:

        Condensed Consolidated Balance Sheets as of March 31, 1998 and September 30, 1998;

         Condensed Consolidated Statements of Income for the three and six months ended September 30, 1998, for the three months ended September 30, 1998 and pro-forma results ended September 30, 1997 and for the six months ended September 30, 1998 and pro-forma results ended September 30, 1997;

         Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 1998 and pro-forma as of September 30, 1997;

         Notes to Condensed Consolidated Financial Statements.

                            IJNT International, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND SEPTEMBER 30, 1998

                                                                            (Audited)       (Unaudited)
                                                                            March 31,      September 30,
                                                                              1998             1998
                                                                         -------------    --------------
ASSETS
Current Assets:
   Cash                                                                  $      63,303    $    2,482,347
   Accounts Receivable                                                          39,912           151,024
   Stock Subscription Receivable                                               794,325                 0
   Prepaid Expenses                                                             12,108           150,832
   Loan to Shareholder                                                               0            38,246
   Short-Term Receivable                                                             0            25,336
   Inventory                                                                    44,834           313,795
                                                                         -------------    --------------
   Total Current Assets                                                        954,482         3,161,580

Property, Plant & Equipment                                                    975,839         1,399,043

Other Assets:
   Organizational Costs                                                          8,992             7,868
   Deposits                                                                      8,907            47,347
   Licenses and Other                                                          761,475           972,852
                                                                         -------------    --------------
                                                                               779,374         1,028,067

TOTAL ASSETS                                                             $   2,709,695    $    5,588,690
                                                                         =============    ==============

LIABILITIES & SHAREHOLDERS EQUITY Current Liabilities:
   Accounts Payable                                                      $     490,244    $      206,507
   Accrued Liabilities                                                          46,392            63,448
   Income Taxes Payable                                                            800               800
   Note Payable                                                                 35,000                 0
   Loans from Shareholders                                                      13,690             4,940
   Current Portion of Long-Term Debt                                            19,913            32,378
                                                                         -------------    --------------
   Total Current Liabilities                                                   606,039           308,073

Long-Term Debt                                                                  49,162            42,966
                                                                         -------------    --------------
   Total Liabilities                                                           655,201           351,039

Shareholders Equity:
   Common Stock, $.001 par value;
   Authorized 20,000,000 shares;
   Issued and Outstanding 12,854,145
   at March 31, 1998 and 14,910,216
   at September 30, 1998                                                        12,854            14,910
   Additional Paid-in Capital                                                4,614,838         9,502,492
   Retained Earnings (Deficit)                                              (2,573,198)       (4,279,751)
                                                                         -------------    --------------
   Total Shareholder's Equity                                                2,054,494         5,237,651
                                                                         -------------    --------------

TOTAL LIABILITIES & EQUITY                                               $   2,709,695    $    5,588,690
                                                                         =============    ==============



            See Notes to Condensed Consolidated Financial Statements.

                            IJNT International, Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                          Three Months    Six Months
                                                                              Ended            Ended
                                                                            9/30/98           9/30/98
                                                                         -------------    --------------
Revenues                                                                 $     372,875    $      544,067

Cost of Sales                                                                   64,571           144,532
                                                                         -------------    --------------

Gross Profit                                                                   308,304           399,535

General & Administrative Expenses:
Professional Services                                                          335,866           475,635
Salaries - Officers                                                             65,395           117,595
Salaries - Others                                                              365,246           591,384
Payroll Taxes & Benefits                                                        53,061            92,141
Office Expenses                                                                 35,659            57,819
Advertising & Marketing                                                        109,267           213,829
Auto Expense                                                                     7,930            15,746
Travel & Entertainment                                                          24,823           122,081
Computer Expenses                                                               12,383            16,916
Depreciation & Amortization                                                     57,457            98,067
Channel Lease Payments                                                         (15,605)           (1,855)
Equipment Lease Payments                                                        16,922            40,991
Postage & Delivery                                                              10,935            21,026
Insurance                                                                       12,645            23,654
Interest Expense                                                                 1,097             1,098
Rent                                                                            36,719            72,741
Temporary Help & Outside Services                                               12,187            24,409
Tower Lease Payments                                                             3,195             7,835
Telephone Expense                                                              108,436           132,437
Taxes - Other                                                                   (1,469)            2,187
                                                                         -------------    --------------
Total General & Administrative                                               1,252,149         2,125,736

Interest Income                                                                 18,569            19,649
State Income Taxes                                                                   0                 0
                                                                         -------------    --------------

Net Income (Loss)                                                        $    (925,276)   $   (1,706,552)
                                                                         =============    ==============




            See Notes to Condensed Consolidated Financial Statements.

                            IJNT International, Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
          THREE MONTHS ENDED SEPTEMBER 30, 1997 and SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                            Pro-Forma
                                                                          Three Months     Three Months
                                                                              Ended            Ended
                                                                            9/30/97           9/30/98
                                                                         -------------    --------------
Revenues                                                                 $           0    $      372,875

Cost of Sales                                                                    5,744            64,571
                                                                         -------------    --------------

Gross Profit                                                                    (5,744)          308,304

General & Administrative Expenses:
Professional Services                                                           89,663           335,866
Salaries - Officers                                                             54,175            65,395
Salaries - Others                                                               64,175           365,246
Payroll Taxes & Benefits                                                         9,654            53,061
Office Expenses                                                                 26,838            35,659
Advertising & Marketing                                                         31,806           109,267
Auto Expense                                                                     5,527             7,930
Travel & Entertainment                                                          37,563            24,823
Computer Expenses                                                                    0            12,383
Depreciation & Amortization                                                     18,785            57,457
Channel Lease Payments                                                           1,600           (15,605)
Equipment Lease Payments                                                             0            16,922
Postage & Delivery                                                               5,757            10,935
Insurance                                                                        8,224            12,645
Interest Expense                                                                 2,829             1,097
Rent                                                                            29,771            36,719
Temporary Help & Outside Services                                                3,406            12,187
Tower Lease Payments                                                             1,915             3,195
Telephone Expense                                                               20,132           108,436
Taxes - Other                                                                    1,326            (1,469)
                                                                         -------------    --------------
Total General & Administrative Expenses                                        413,146         1,252,149

Interest Income                                                                  5,308            18,569
State Income Taxes                                                                   0                 0
                                                                         -------------    --------------

Net Income (Loss)                                                        $    (413,582)   $     (925,276)
                                                                         =============    ==============




            See Notes to Condensed Consolidated Financial Statements.

                            IJNT International, Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
           SIX MONTHS ENDED SEPTEMBER 30, 1997 and SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                            Pro-Forma
                                                                           Six Months       Six Months
                                                                           9/30/97           9/30/98
                                                                         -------------    --------------
Revenues                                                                 $           0    $      544,067

Cost of Sales                                                                    5,744           144,532
                                                                         -------------    --------------

Gross Profit                                                                    (5,744)          399,535

General & Administrative Expenses:
Professional Services                                                          113,259           475,635
Salaries - Officers                                                             97,925           117,595
Salaries - Others                                                              111,091           591,384
Payroll Taxes & Benefits                                                        20,915            92,141
Office Expenses                                                                 22,236            57,819
Advertising & Marketing                                                         33,939           213,829
Auto Expense                                                                    19,179            15,746
Travel & Entertainment                                                          61,799           122,081
Computer Expenses                                                                4,059            16,916
Depreciation & Amortization                                                     18,785            98,067
Channel Lease Payments                                                           1,500            (1,855)
Equipment Lease Payments                                                             0            40,991
Postage & Delivery                                                               7,545            21,026
Insurance                                                                        7,545            23,654
Interest Expense                                                                 5,925             1,098
Rent                                                                            50,308            72,741
Temporary Help & Outside Services                                               11,148            24,409
Tower Lease Payments                                                             2,915             7,835
Telephone Expense                                                               29,453           132,437
Taxes - Other                                                                    1,326             2,187
                                                                         -------------    --------------
Total General & Administrative                                                 620,852         2,125,736

Interest Income                                                                  5,307            19,649
State Income Taxes                                                                 800                 0
                                                                         -------------    --------------

Net Income (Loss)                                                        $    (622,089)   $   (1,706,552)
                                                                         =============    ==============




            See Notes to Condensed Consolidated Financial Statements.

                            IJNT International, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           SIX MONTHS ENDED SEPTEMBER 30, 1997 and SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                            Pro-Forma
                                                                           Six Months     Six Months
                                                                              Ended            Ended
                                                                            9/30/97           9/30/98
                                                                         -------------    --------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                     $    (622,089)   $   (1,706,552)

   Adjustments:
   Depreciation and Amortization                                                18,785            98,067
   Expenses Paid with Common Stock                                             321,252           481,548
   Changes in current accounts                                                  49,143           129,782
                                                                         -------------    --------------
Net Cash Required by Operating Activities                                     (232,909)         (997,155)

INVESTING ACTIVITIES
   Purchase of Inventory                                                             0          (268,961)
   Purchase of Fixed Assets                                                   (693,276)         (325,137)
   Purchase of Licenses                                                        (97,220)                0
   Deposits                                                                          0           (38,440)
                                                                         -------------    --------------
Net Cash Required by Investing Activities                                     (790,496)         (632,538)

FINANCING ACTIVITIES
   Loans                                                                        42,793           (51,117)
   Repayment of Loans                                                           (4,861)          (49,946)
   Sale of Common Stock                                                      1,978,716         4,149,800
                                                                         -------------    --------------
Net Cash Provided (Required) by Investing Activities                         2,016,648         4,048,737

Increase (Decrease) in Cash and Cash Equivalents                               993,243         2,419,044

Cash and Cash Equivalents at
   Beginning of Period                                                               0            63,303
                                                                         -------------    --------------

Cash and Cash Equivalents at
   End of Period                                                         $     993,243    $    2,482,347
                                                                         =============    ==============



            See Notes to Condensed Consolidated Financial Statements.

                            IJNT INTERNATIONAL, INC.
                   formerly known as INTERJET NET CORPORATION
                             A DELAWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SIX MONTHS ENDED
                    SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998

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

The Company was essentially inactive prior to the acquisition of InterJet Net, Inc., a Nevada Corporation, now known as IJNT, Inc. (See Note 2 below). This acquisition was completed in August of 1997. Where appropriate, the Company has used pro-forma financial information which includes the activity of IJNT, Inc. prior to the acquisition in presenting comparative financial results.

NOTE 2:           CAPITALIZATION

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,377. On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to InterJet Net, Inc. in conjunction with the purchase of all of the outstanding stock of InterJet Net, Inc. Immediately following the acquisition of InterJet Net, Inc., the Company changed its name to InterJet Net Corporation and conducted a private placement of 680,000 shares of its common stock at a price of $1.95 per share. This offering was completed on August 27, 1997. This quarter the Company changed its name to IJNT International, Inc. and InterJet Net, Inc., a wholly owned subsidiary of the Company, changed its name to IJNT, Inc.

The Company has entered into various private placement offerings and offerings under Regulation S of the Securities and Exchange Act of 1933. As of March 31, 1998, the Company had sold a total of 642,582 shares of its common stock in various offerings with net proceeds to the Company totaling $1,189,846. This fiscal year (from the period from April 1, 1998 to September 30, 1998), the Company has sold an additional 1,360,825 shares with net proceeds of $4,060,436 resulting from such sales. Of these sales, 660,825 shares were sold in the quarter ended September 30, 1998 with net proceeds of $1,382,143.

In the six months ended September 30, 1998, the Company has issued 131,112 shares of its common stock for services rendered to and on behalf of the Company.

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

As of September 30, 1998, the Company has loaned $38,246 to the officers of the Company and their wholly owned subsidiary. As of March 31, 1998, the Company had borrowed $13,960 from these same officers.

NOTE 4:           INCOME TAXES

The Company has available at September 30, 1998, estimated net operating loss carryforwards of approximately $4,250,000 which may provide future tax benefits expiring in June of 2010.

NOTE 5:           WARRANTS TO PURCHASE COMMON STOCK

On August 27, 1998, a holder of warrants to purchase 512,821 shares of the Company's common stock at $1.95 per share exercised these options. The net proceeds to the Company were $1,000,000. These represented the only issued and outstanding warrants or options to purchase the Company's common stock.

NOTE 6:           STOCK SUBSCRIPTION RECEIVABLE

As of March 31, 1998, the Company had sold 500,000 shares of its Common Stock, subject to receipt of the subscription price of $890,635. The final installment was received in May of 1998. For purposes of these condensed consolidated financial statements, it was assumed that the shares were issued as of March 31, 1998.

NOTE 7:           ACQUISITIONS

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

Effective August 5, 1998, the Company acquired Man Rabbit House Multimedia ("MRHM") as a wholly-owned subsidiary. MRHM is a web design, web hosting and computer programming company located in Newport Beach, California. The Company exchanged 25,000 shares of its common stock for all of the outstanding stock of MRHM.

On August 8, 1998, the Company acquired certain software rights and client accounts from Cedro Group, Inc. The Company exchanged 10,288 shares of its common stock for these rights.

The previously announced Letter of Intent to acquire Visual Numerics, Inc. has been abandoned.

SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's loss for the three months ended September 30, 1998 was equal to $925,276. The loss for the three month period ended September 30, 1997 was prepared on a pro-forma basis reflecting the activity of InterJet Net, Inc., which is now a wholly-owned subsidiary of the Company which has changed its name to IJNT, Inc. ("IJNT"). The loss for the Company on a pro-forma basis for the three month period ended September 30, 1997 was equal to $413,582. The loss in the current quarter was primarily attributable to the Company's Selling, General and Administrative Expenses of which salaries, telephone, professional fees and marketing made up the largest amount. The increased loss this quarter, compared to the losses in the previous quarters, reflects the implementation of the Company's aggressive growth strategy. The increased expenses also reflect the activity of Access Communications, Inc., , Man Rabbit House Multimedia and WebIt of Utah, Inc., which are now wholly owned subsidiaries of the Company. The Company's aggressive growth strategy has resulted in additional expenses due to the aforementioned acquisitions as well as increased marketing and advertising costs.

Total salaries of $460,641 were paid or accrued for the three months ended September 30, 1998. This equated to 34.4% of the total expenses for the quarter which totaled $1,252,149. This salary expense is compared to $118,350 (which was 28.6% of total expenses of $413,146) incurred by the Company on a pro-forma basis in the three months ended September 30, 1997. The Company incurred expenses of $335,866 on professional fees, or 26.8% of total expenses for the quarter. This includes amounts paid to attorneys, accountants, engineers, and consultants. The Company incurred significant legal fees with respect to the acquisition of Access Communications, Inc. This acquisition also increased accounting and engineering fees. The Company pays several individuals as consultants, including engineers, outside accountants, and business consultants. There were significant costs incurred in the pursuit of the acquisition of Visual Numerics, Inc., with which the Company decided not to continue. The total cost advertising and marketing expenses for the quarter totaled $109,267 for the three months ended September 30, 1998. This represented to 8.7% total expenses for the quarter. The Company's advertising and marketing expense in the quarter ended September 30, 1997 was equal to $31,806, or 7.6% of total expenses.

The Company produced gross revenues of $372,875 for the quarter ended September 30, 1998. Of these revenues, $94,237 or 25.2% were derived from the Company's Houston operations (Access Communications, Inc.) and $124,814 or 33.4% were derived from the Company's newly acquired subsidiary, Man Rabbit House Multimedia. Revenues for Salt Lake and Beaumont were equal to $123,670 and $23,259, or 33.2% and 6.2%, respectively. The Company anticipates generating additional revenues from existing operations as well as new operations in the Orange County, California market in the next quarter. Neither the Company or IJNT, Inc. generated revenues in the quarter ended September 30, 1997. The revenues for the Company in the last quarter, which ended on June 30, 1998, were equal to $171,192. The revenues in the current quarter represent an increase of 118% compared to the quarter ended June 30, 1998.

The Company has current assets totaling $3,161,580 at September 30, 1998 with total net working capital of $2,853,507. This equates to a current ratio of approximately 10.2.

                           PART II - OTHER INFORMATION

ITEM 5.           Other Information.

         Acquisition of Webit of Utah, Inc. Effective June 1, 1998, the Company acquired Webit of Utah, Inc. ("Webit") as a wholly-owned subsidiary. Access is an operating web hosting company in Salt Lake City, Utah. The Company exchanged 20,000 shares of its common stock for all of the outstanding stock of Webit. Also in connection with the acquisition, the Company made certain payments of $9,000 and assumed a note in the amount of $15,000.

     Letter of Intent with Visual Numerics, Inc. In the current quarter, the Company has decided not to pursue the acquisition of Visual Numerics, Inc. in order to continue to acquire companies and grow within the Internet industry.

         Acquisition of Man Rabbit House Multimedia. Effective August 5, 1998, the Company acquired Man Rabbit House Multimedia ("MRHM") as a wholly-owned subsidiary. MRHM is a web design, web hosting and computer programming company located in Newport Beach, California. The Company exchanged 25,000 shares of its common stock for all of the outstanding stock of MRHM.

         Acquisition from Cedro Group, Inc. On August 8, 1998 the Company acquired certain software rights and client accounts from Cedro Group, Inc. The Company exchanged 10,288 shares of its common stock for these rights.

ITEM 6.           Exhibits and Reports on Form 8-K


Reports on Form 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            November 16, 1998

                                            IJNT INTERNATIONAL, INC.



                                              s:/ Jon H. Marple
                                            Jon H. Marple, President, Chairman,
                                            Chief Operating Officer and
                                            Chief Financial Officer


                                              s:/ Mary E. Blake
                                            Mary E. Blake, Vice President and
                                            Director