Form 10QSB
period 1998-12-31
IJNT INTERNATIONAL INC
filed 1999-02-16
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

        For the quarter period ended:       December 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

        For the transition period from:               to

Commission file number:      0-24408

      IJNT INTERNATIONAL, INC. (formerly known as InterJet Net Corporation)
             (Exact name of registrant as specified in its charter)

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the registrant's common stock on February 12, 1998 was 15,126,857.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

         The following Consolidated Financial Statements of the Company and its subsidiaries and related notes are included herein:

         Consolidated Balance Sheet as of December 31, 1998 and March 31, 1998;

         Consolidated Statements of Income for the three and nine months ended December 31, 1998, for the three months ended December 31, 1998 and December 31, 1997 and for the nine months ended December 31, 1998 and pro-forma results for the nine months ended December 31, 1997;

         Consolidated Statement of Cash Flows for the nine months ended December 31, 1998 and pro-forma results for the nine months ended December 31, 1997;

         Notes to Consolidated Financial Statements.

                            IJNT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (DECEMBER 31, 1998 UNAUDITED)

                                                                     December 31,          March 31,
                                                                         1998                1998
                                                                  ------------------  ------------------
ASSETS
Current Assets:
     Cash                                                         $        2,769,751  $           63,303
     Account Receivable                                                      158,106              39,912
     Stock Subscription Receivable                                                 0             794,325
     Prepaid Expenses                                                         66,126              12,108
     Loan to Shareholder                                                      86,603                   0
     Short-Term Receivable                                                    85,336                   0
     Inventory                                                               350,622              44,834
                                                                  ------------------  ------------------
                                            Total Current Assets           3,516,544             954,482

Property, Plant, & Equipment                                               1,683,854             975,839

Other Assets:
     Organizational Costs                                                      7,306               8,992
     Deposits                                                                 50,624               8,907
     Licenses and Other                                                    1,169,418             761,475
                                                                  ------------------  ------------------
                                                                           1,227,348             779,374
                                                                  ------------------  ------------------

                                                    TOTAL ASSETS  $        6,427,746  $        2,709,695
                                                                  ==================  ==================

LIABILITIES & SHAREHOLDERS EQUITY Current Liabilities:
     Accounts Payable                                             $          209,583  $          490,244
     Accrued Liabilities                                                      65,740              46,392
     Income Taxes Payable                                                        800                 800
     Note Payable                                                                  0              35,000
     Loans from Shareholders                                                       0              13,690
     Current Portion of Long-Term Debt                                        35,499              19,913
                                                                  ------------------  ------------------
                                       Total Current Liabilities             311,622             606,039

Long-Term Debt                                                                36,964              49,162
                                                                  ------------------  ------------------
                                               Total Liabilities             348,586             655,201

Shareholders Equity:
     Common Stock, $.001 par value;
       Authorized 20,000,000 shares;
       Issued and Outstanding 12,854,145 at March 31,
         1998 and 15,027,216 at December 31, 1998                             15,027              12,854
     Preferred Series A Stock, $.01;
       Authorized 1,000,000 shares;
       Issued and Outstanding none at March 31, 1998
         and 2,000 at December 31, 1998                                           20                   0
     Additional Paid-in Capital                                           11,405,254           4,614,838
     Retained Earnings (Deficit)                                          (5,341,141)         (2,573,198)
                                                                  ------------------  ------------------
                                      Total Shareholder's Equity           6,079,160           2,054,494
                                                                  ------------------  ------------------

                                      TOTAL LIABILITIES & EQUITY  $        6,427,746  $        2,709,695
                                                                  ==================  ==================




See Notes to Consolidated Financial Statements.

                            IJNT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                         1998                1997
                                                                  ------------------  ------------------
Revenues                                                          $          420,271  $           10,233
Cost of Sales                                                                115,564              40,542
                                                                  ------------------  ------------------
                                                    Gross Profit             304,707             (30,309)

General & Administrative Expensens:
     Professional Services                                                   254,876              25,858
     Salaries - Officers                                                      86,118              73,400
     Salaries - Others                                                       493,182             147,009
     Payroll Taxes & Benefits                                                 45,937              19,378
     Office Expenses                                                          31,823              16,704
     Advertising & Marketing                                                 113,441              70,282
     Auto Expense                                                             12,313              11,211
     Travel & Entertainment                                                   54,034              58,415
     Computer Expenses                                                         8,573              25,535
     Depreciation & Amortization                                              74,491               6,000
     Channel Lease Payments                                                    6,250              88,552
     Equipment Lease Payments                                                 11,658               5,856
     Postage & Delivery                                                       14,668               8,593
     Insurance                                                                27,896               9,486
     Interest Expense                                                          9,201               1,126
     Rent                                                                     51,337              34,102
     Temporary Help & Outside Services                                        17,556               4,380
     Tower Lease Payments                                                      7,395                 425
     Telephone Expenses                                                       62,856              22,373
     Taxes - Other                                                             1,744                 525
                                                                  ------------------  ------------------
                         Total General & Administrative Expenses           1,385,349             629,210

Interest Income                                                               24,862               7,252
Sate Income Taxes                                                             (1,809)                  0
                                                                  ------------------  ------------------

                                             TOTAL INCOME (LOSS)  $       (1,057,589) $         (652,267)
                                                                  ==================  ==================




See Notes to Consolidated Financial Statements.

                            IJNT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)


                                                                     Three Months         Nine Months
                                                                  ------------------  ------------------
Revenues                                                          $          420,271  $          971,333
Cost of Sales                                                                115,564             267,348
                                                                  ------------------  ------------------
                                                    Gross Profit             304,707             703,985

General & Administrative Expensens:
     Professional Services                                                   254,876             734,311
     Salaries - Officers                                                      86,118             203,713
     Salaries - Others                                                       493,182           1,084,565
     Payroll Taxes & Benefits                                                 45,937             114,576
     Office Expenses                                                          31,823              87,759
     Advertising & Marketing                                                 113,441             327,136
     Auto Expense                                                             12,313              28,059
     Travel & Entertainment                                                   54,034             175,619
     Computer Expenses                                                         8,573              25,600
     Depreciation & Amortization                                              74,491             172,557
     Channel Lease Payments                                                    6,250               4,395
     Equipment Lease Payments                                                 11,658              55,888
     Postage & Delivery                                                       14,668              36,451
     Insurance                                                                27,896              75,050
     Interest Expense                                                          9,201              10,207
     Rent                                                                     51,337             124,079
     Temporary Help & Outside Services                                        17,556              43,533
     Tower Lease Payments                                                      7,395              15,230
     Telephone Expenses                                                       62,856             191,942
     Taxes - Other                                                             1,744               3,960
                                                                  ------------------  ------------------
                         Total General & Administrative Expenses           1,385,349           3,514,630

Interest Income                                                               24,862              44,511
Sate Income Taxes                                                             (1,809)             (1,808)
                                                                  ------------------  ------------------

                                             TOTAL INCOME (LOSS)  $       (1,057,589) $       (2,767,942)
                                                                  ==================  ==================






See Notes to Consolidated Financial Statements.

                            IJNT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                           Pro-Forma
                                                                         1998                1997
                                                                  ------------------  ------------------
Revenues                                                          $          971,333  $           10,233
Cost of Sales                                                                267,348              46,286
                                                                  ------------------  ------------------
                                                    Gross Profit             703,985             (36,053)

General & Administrative Expensens:
     Professional Services                                                   734,311             146,547
     Salaries - Officers                                                     203,713             258,825
     Salaries - Others                                                     1,084,565             285,050
     Payroll Taxes & Benefits                                                114,576              33,499
     Office Expenses                                                          87,759              54,352
     Advertising & Marketing                                                 327,136             102,203
     Auto Expense                                                             28,059              34,683
     Travel & Entertainment                                                  175,619             129,595
     Computer Expenses                                                        25,600              44,320
     Depreciation & Amortization                                             172,557               6,000
     Channel Lease Payments                                                    4,395              90,052
     Equipment Lease Payments                                                 55,888              10,529
     Postage & Delivery                                                       36,451              19,144
     Insurance                                                                75,050              32,221
     Interest Expense                                                         10,207               7,051
     Rent                                                                    124,079              95,876
     Temporary Help & Outside Services                                        43,533               7,295
     Tower Lease Payments                                                     15,230               3,831
     Telephone Expenses                                                      191,942              61,369
     Taxes - Other                                                             3,960               1,852
                                                                  ------------------  ------------------
                         Total General & Administrative Expenses           3,514,630           1,424,294

Interest Income                                                               44,511              12,560
Sate Income Taxes                                                             (1,808)               (800)
                                                                  ------------------  ------------------

                                             TOTAL INCOME (LOSS)  $       (2,767,942) $       (1,448,587)
                                                                  ==================  ==================






See Notes to Consolidated Financial Statements.

                            IJNT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                         1998                1998
                                                                  ------------------  ------------------
OPERATING ACTIVITIES
     Net Income (Loss)                                            $       (2,767,942) $       (1,448,587)
     Adjustments:
       Depreciation & Amortization                                           172,557              44,320
       Expenses Paid with Common Stock                                       541,548             321,252
       Changes in Current Accounts                                           579,129             407,812
                                                                  ------------------  ------------------
                       Net Cash Required by Operating Activities          (1,474,708)           (675,203)

INVESTING ACTIVITIES
     Purchase of Fixed Assets                                               (880,572)           (909,279)
     Purchase of Inventories                                                (305,788)                  0
     Purchase of Licenses and Other Assets                                  (407,943)           (486,439)
                                                                  ------------------  ------------------
                       Net Cash Required by Investing Activities          (1,594,303)         (1,395,718)

FINANCING ACTIVITIES
     Loans                                                                  (173,491)            330,136
     Repayment of Loans                                                      (43,750)            (26,622)
     Sale of Common Stock                                                  4,192,700           1,978,716
     Sale of Preferred Stock                                               1,800,000                   0
                                                                  ------------------  ------------------
             Net Cash Provided (Required) by Financing Activites           5,775,459           2,282,230
                                                                  ------------------  ------------------

Increase (Decrease) in Cash & Cash Equivalents                             2,706,448             211,309

Cash & Cash Equivalents at:
     Beginning of Period                                                      63,303                   0
                                                                  ------------------  ------------------

     End of Period                                                $        2,769,751  $          211,309
                                                                  ==================  ==================



See Notes to Consolidated Financial Statements.

                            IJNT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

The Company was essentially inactive prior to the acquisition of InterJet Net, Inc., a Nevada Corporation, now known as IJNT, Inc. (See Note 2 below). This acquisition was completed in August of 1997. Where appropriate, the Company has used pro-forma financial information, which includes the activity of IJNT, Inc. prior to the acquisition in presenting comparative financial results.

NOTE 2:           CAPITALIZATION

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,377. On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to InterJet Net, Inc. in conjunction with the purchase of all of the outstanding stock of InterJet Net, Inc. Immediately following the acquisition of InterJet Net, Inc., the Company changed its name to InterJet Net Corporation and conducted a private placement of 680,000 shares of its common stock at a price of $1.95 per share. This offering was completed on August 27, 1997. In August of 1998, the Company changed its name to IJNT International, Inc. and InterJet Net, Inc., a wholly owned subsidiary of the Company, changed its name to IJNT, Inc.

The Company has entered into various private placement offerings and offerings under Regulation S of the Securities Act of 1933. As of March 31, 1998, the Company had sold a total of 642,582 shares of its common stock in various offerings with net proceeds to the Company totaling $1,189,846. This fiscal year (the period from April 1, 1998 to December 31, 1998), the Company has sold an additional 1,380,825 shares with net proceeds of $4,103,336 resulting from such sales. Of these sales, 20,000 shares were sold in the quarter ended December 31, 1998 with net proceeds of $42,900.

On December 4, 1998, the Company entered into an Agreement with Private Investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's Preferred Series A Stock (the "Preferred Stock") for a price of $1.8 million. The Preferred Stock has a par value of $0.01 per share and has a Stated Value of $1,000 per share. A dividend of eight percent (8%) per annum accrues on the Preferred Stock. The Investors have the ability to convert the Preferred Stock into common stock of the Company at a rate of $1,250 worth of common stock for each share of Preferred Stock converted. The Company has the ability to put additional shares of Preferred Stock with the Investor based on the market price and average daily volume of shares traded of the Company's common stock. The maximum total investment to be made by the Investor is equal to $10 million.

In the nine months ended December 31, 1998, the Company has issued 151,112 shares of its common stock for services rendered to and on behalf of the Company.

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

As of December 31, 1998, the Company has loaned $86,603 to the majority shareholders of the Company and their wholly owned subsidiary. As of March 31, 1998, the Company had borrowed $13,690 from these same shareholders.

NOTE 4:           INCOME TAXES

The Company has available at December 31, 1998, estimated net operating loss carryforwards of approximately $5,250,000 which may provide future tax benefits expiring in June of 2010.

NOTE 5:           WARRANTS TO PURCHASE COMMON STOCK

On August 27, 1998, a holder of warrants to purchase 512,821 shares of the Company's common stock at $1.95 per share exercised these options. The net proceeds to the Company were $1,000,000. These represented the only issued and outstanding warrants or options to purchase the Company's common stock.

NOTE 6:           STOCK SUBSCRIPTION RECEIVABLE

As of March 31, 1998, the Company had sold 500,000 shares of its Common Stock, subject to receipt of the subscription price of $890,635. The final installment was received in May of 1998. For purposes of these consolidated financial statements, it was assumed that the shares were issued as of March 31, 1998.

NOTE 7:           ACQUISITIONS

The Company is currently in various stages of negotiation on acquisitions which are expected to be announced prior to the end of this fiscal year.

NOTE 8:           SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's loss for the quarter ended December 31, 1998 was equal to $1,057,589, compared with a loss for the quarter period ended December 31, 1997 of $652,267. The loss in the current quarter was primarily attributable to the Company's Selling, General and Administrative Expenses of which salaries, professional fees and marketing made up the largest amount. The increased loss this quarter, compared to the losses in the previous quarters, reflects the continuation of the Company's aggressive growth strategy. The increased expenses also reflect the activity of Access Communications, Inc., Man Rabbit House Multimedia, Inc. and WebIt of Utah, Inc., which are now wholly owned subsidiaries of the Company. The Company's aggressive growth strategy has resulted in additional expenses due to the aforementioned acquisitions as well as increased marketing and advertising costs.

Total salaries of $579,300 were paid or accrued for the three months ended December 31, 1998. This equated to 41.8% of the total expenses for the quarter, which totaled $1,385,349. This salary expense is compared to $220,409 (which was 35.0% of total expenses of $629,210) incurred by the Company in the three months ended December 31, 1997. The Company incurred expenses of $254,876 on professional fees, or 18.4% of total expenses for the quarter. This includes amounts paid to attorneys, accountants, engineers and consultants. The Company pays several individuals as consultants, including technical consultants, outside accountants and business consultants. Continued negotiations in additional acquisitions have resulted in increased legal and consulting fees. The total cost advertising and marketing expenses for the quarter totaled $113,441 for the three months ended December 31, 1998. This represented to 8.2% total expenses for the quarter. The Company's advertising and marketing expense in the quarter ended December 31, 1997 was equal to $70,282, or 11.2% of total expenses.

The Company produced gross revenues of $420,271 for the quarter ended December 31, 1998. Of these revenues, $99,374 or 23.6% were derived from the Company's Houston operations (Access Communications, Inc.) and $128,117 or 33.4% were derived from the Company's Man Rabbit House Multimedia subsidiary. Revenues for Salt Lake and Beaumont were equal to $172,683 and $20,097, or 30.5% and 4.8% of total revenue, respectively. The Company anticipates generating additional revenues from existing operations as well as new operations in the Orange County, California market in the next quarter. The Company has launched its wireless Internet system in Orange County as of February 1999 and has begun collecting revenues from its operations. The Company generated revenues in the quarter ended December 31, 1997 equal to $10,233. The current quarter's revenues represent an increase of approximately 4000%. The revenues for the Company in the last quarter, which ended on September 30, 1998, were equal to $372,875. The revenues in the current quarter represent an increase of 12.7% compared to the quarter ended September 30, 1998.

The Company's revenues are produced from various Internet services. These services include wireless Internet services, dial-up Internet connections, web site design and web site hosting. The Company currently services nearly 7,000 monthly subscribers. The Company operates as an international dial-up Internet service provider under the name "urjet" (pronounced "your jet"). The majority of the Company's current subscribers are dial-up users. The current wireless subscriber base from the Company's wireless system in Salt Lake City is approximately 250. The wireless systems in Orange County and Houston are being launched prior to the end of the current fiscal year.

The Company has current assets totaling $3,516,544 at December 31, 1998 with total net working capital of $3,204,922. This equates to a current ratio of approximately 11.3.

YEAR 2000 RISKS. Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. The interaction between various software and hardware platforms rely upon the date coding system. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly after the turn of the century. The Company, its customers, and suppliers are reliant on computers and related automated systems for daily business operations. Failure to achieve at least a minimum level of Year 2000 systems compliance could have a material adverse effect on the Company.

The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties that provide the Company goods or services. Three categories or general areas have been identified for review and analysis.

    (1) Systems providing customers services. These include hardware and software systems that are used to provide services to the Company's customers in the form of Internet connectivity, e-mail servers, news servers, authentication servers, etc. Hardware in the form of routers and switches are also included in this area.
    (2) Third party vendors providing critical services including circuits, hardware, long distance and related products. These include telecommunications providers, suppliers of routers, modems and switches.
    (3) Critical internal systems that support the Company's administrative systems for billing and collecting, general accounting systems, computer networks, and communication systems.

The Company is in the planning and initial study phase of Year 2000 compliance review and testing. In regards to Item (1) listed above the Company's critical existing systems are no more than two years old and it is anticipated that many of these systems will not have significant Year 2000 problems. These systems are in process of being inventoried and a systems testing schedule is being developed. All newly acquired hardware systems, operating systems, and software are required to have vendor certification for Year 2000 compliance.

In regards to Item (2) above - third party products and services - the Company's significant vendors are large public companies such as US West Communications, UU Net, Cisco, Lucent Technologies, and Ascend Communications, that are all under SEC mandates to report their compliance in all publicly filed documents. The Company will initiate a compliance review program with these vendors during the first quarter of 1999 and will continue to track progress of all critical vendors for compliance.

Item (3) above relates to internal systems for company administrative and communications requirements. The Company is in the process of implementing new billing and billing presentment systems during the first half of 1999. These system vendors are required to certify Year 2000 compliance. Additionally, the Company will test these systems for compliance during the implementation processes. Internal computer networks and communications systems will be tested in the second quarter of 1999 for compliance.

The costs to address the Year 2000 compliance issues have not been determined at this time. Based on growth the Company plans to implement new hardware platforms and software systems that should be Year 2000 compliant and therefore costs specifically allocated to Year 2000 compliance may not be significant. Systems testing and compliance reviews with third party services providers will incur manpower and consultant costs.

The nature of the Company's business makes it dependent on computer hardware, software, and operating systems that are susceptible to Year 2000 issues. Failure to attain at least minimum levels of Year 2000 compliance would have a material adverse effect on the Company's ability to deliver services.

The Company has not developed a contingency plan for dealing with Year 2000 risks at this time.

                           PART II - OTHER INFORMATION

ITEM 5.           Other Information.

Acquisition of Global Broadband Services, Inc. On February 12, 1999, the Company acquired Global Broadband Services, Inc., a Nevada Corporation ("Global"). Global owns and operates a wireless Internet system in Petaluma, California. This system has recently begun selling its wireless Internet access and currently serves approximately 25 customers. Lack of funding had prevented Global from properly marketing its services. With funds readily available to increase advertising and marketing and to keep adequate installation inventory on hand, the Company is planning for substantial growth to the Petulama system. Global also owns adequate equipment to construct an additional wireless Internet access system. As consideration for the purchase of all outstanding stock in Global, the Company issued 250,000 shares of its common stock to the shareholders of Global.

ITEM 6.           Exhibits and Reports on Form 8-K

Reports of Form 8-K

None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            February 15, 1998

                                   IJNT INTERNATIONAL, INC.



                                     s:/ Jon H. Marple

                                   Jon H. Marple, President, Chairman,
                                   Chief Executive Officer and
                                   Chief Financial Officer


                                     s:/ Mary E. Blake
                                   Mary E. Blake, President and
                                   Director