Form 10KSB
period 1999-03-31
IJNT INTERNATIONAL INC
filed 1999-07-13
CIK 925739

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-24408

                                 IJNT.net, Inc.
              (Exact name of small business issuer in its charter)

         DELAWARE                                      33-0611753
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        2800 Post Oak Blvd.
           Houston, Texas                              77056
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (713) 462-4222
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                            --------------------

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

           State issuer's revenues for its most recent fiscal year:  $1,552,194

           The aggregate market value of the voting stock held by non-affiliates of the issuer as of July 8, 1999 was equal to $35,719,159 based on the average bid and ask price of $3.75

           The number of shares outstanding of the issuer's classes of Common Stock as of July 8, 1999:

Common Stock, $.001 Par Value - 17,183,756 shares


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

The Business

IJNT.net, Inc. (formerly known as IJNT.net Corporation and IJNT International, Inc., hereinafer referred to as the "Company" or "IJNT") is engaged in the business of providing wireless Internet access through microwave technology. The Company also offers dial-up Internet access, web site design and web hosting services, as well as optical fiber connectivity and related products and services. The Company's Salt Lake City business (the "Salt Lake System") commenced offering access in July 1997. This system now offers one-way wireless, two-way wireless, dial-up access and web site design and hosting services. As of March 31, 1999, the Salt Lake System serviced over 2000 subscribers. The Company's business in Beaumont, Texas (the "Beaumont System") offers one-way wireless Internet access, dial-up Internet access, web site design and web hosting services. The Beaumont System served almost 1,300 users as of March 31, 1999. On January 1, 1998, the Company acquired Access Communications, Inc., a Texas corporation ("Access"). Access was in the business of providing dial-up Internet access and served approximately 1,800 subscribers in the Houston, Texas area at the time of the acquisition. The Company began offering wireless Internet service in Houston June 20, 1999. The Company has also constructed a wireless system in Irvine, California to service Orange County. Operations in Irvine commenced in the last quarter of 1998. The Company offers wireless Internet service as a reseller and offers dial-up Internet access, web site design and hosting in Concord, California, Petaluma, California and throughout the San Francisco Bay Area. The Company intends to open additional markets to offer wireless services. This may be accomplished by acquiring operating systems and/or licenses, or by constructing new systems to operate in licensed and/or unlicensed frequency bands. The Company operates its wireless and dial-up Internet service provider division under the name of UrJet Internet. UrJet Internet is an international dial-up ISP, with approximately 1500 local points of presence in the United States and approximately 550 more internationally. UrJet Internet offers on-line registration which has yielded approximately 5,000 customers since its inception.

In August of 1998, the Company acquired Man Rabbit House Multimedia, Inc., a California corporation ("MRHM") as a wholly-owned subsidiary. MRHM specializes in high-end web site design and development and boasts a substantial and impressive client base ranging from dealers of performance automobiles to lifestyle apparel.

UrJet Backbone Network ("UBN") is a wholly owned subsidiary of the Company that was formed in the last quarter of 1998 to deploy fiber backbone connectivity and a variety of telecommunications carrier services. Competitive Local Exchange Carrier (CLEC) registration is currently pending in several states. Upon approval of this registration, UBN will compete with local telephone companies to deliver various telecommunication services to customers. UBN's fiber backbone is now in place in such markets as Los Angeles, San Francisco and Orange County. Los Angeles, Dallas, Houston, Salt Lake City, Phoenix, San Diego and several other major markets should be fully connected by the end of the 1999 calendar year. UBN also has rights to fiber routes and colocation/interconnection facilities in 13 major cities across the U.S.

The Company has entered into several acquisition agreements with companies involved in various aspects of the Internet industry. See "ITEM 13 - Certain Transactions and Subsequent Events." The Company is currently in discussions with other Companies and is pursuing additional acquisitions in order to grow its customer base and market influence.

The corporate headquarters of the Company is located at 2800 Post Oak Blvd., Houston, Texas 77056, and its telephone number is (713) 462-4222.

Background

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,377.

On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to IJNT, Inc. in conjunction with the purchase of all of the outstanding stock of IJNT, Inc. (formerly known as Interjet Net, Inc.) Immediately following the acquisition of IJNT, Inc., the Company changed its name to IJNT.net Corporation and conducted a private placement of 680,000 shares of its common stock at a price of $1.95 per share. This offering was completed on August 27, 1997.

The  Company  has  changed   its  name  from   IJNT.net   Corporation   to  IJNT
International, Inc. and finally to IJNT.net, Inc. over the past fiscal year.

Overview

The IJNT wireless Internet systems operate over a wireless spectrum allocated by the FCC, specifically in the microwave frequency band between 2.4 and 2.7 gigahertz (GHz). In the Salt Lake City area, IJNT, doing business as UrJet Internet, has leased frequency for ten years from an MMDS license holder, Hispanic Information Telecommunications Network, Inc. ("HITN"). The HITN antenna is currently located in downtown Salt Lake City but is intended to be moved to a new site on Farnsworth Peak, which is in the line of sight to substantially all of the population area of Greater Salt Lake City. The antenna operates at 10 watts and the space for the antenna is licensed from a local television station. The topography of the Salt Lake City area gives excellent line of sight transmission to the entire population area of 1.3 million. The Salt Lake City metropolitan area is rapidly growing, with a concentration of high technology enterprises. The Company began testing the signal for the one-way wireless system in June of 1997 and began selling the service in September of 1997. During the first quarter of 1998, the Company added two-way wireless Internet access, dial-up Internet access, web site design and web hosting to its Salt Lake City offerings. The Company's Beaumont, Texas system also operates on frequencies in the MMDS/ITFS bands. The Company offers this full array of Internet services in all its markets.

The Company's operations in Salt Lake City, Orange County, Houston and the San Francisco Bay area include the use of the microwave frequency in the 2.4 GHz unlicensed band in addition to other frequencies that may be occasionally utilized as special circumstances or applications may dictate.

Beyond the traditional international dial-up ISP and wireless ISP services, the Company's business as a web site design and hosting company has grown substantially. The Company projects that the revenues from the MRHM subsidiary will continue to grow. The future revenues will be particularly enhanced by certain agreements into which MRHM has entered that include a percentage of gross revenues generated by e-commerce sites.

The UrJet Backbone Network subsidiary, launched during the last quarter of 1998, is poised for major growth over the next fiscal year. With the investment made in the fiber backbone structure, UBN has CLEC registration approval pending in several states, to enable the Company to begin offering local dial tone and long distance service as well as its other offerings in several major urban markets.

The Company has recently acquired FairAuction.com, an online auction web site that generated in excess of one million dollars in gross revenues in the year prior to being acquired by IJNT. The Company plans to increase upon this revenue base through additional promotion and expanding the range of products auctioned on the site. Currently, FairAuction.com exclusively sells computers, computer peripherals and computer parts.

The Company also has recently acquired the assets of Micro-Lite Television of Beaumont, LLC, a Texas limited liability company ("MLTV"). MLTV holds MMDS frequency leases in Southeast Texas and broadcasts wireless cable television to homes and businesses in the greater Beaumont area. The Company is currently in the process of configuring the television service to meet the particular needs of business subscribers with greater emphasis on news and financial information programming.

Industry Overview

The Internet, a network of thousands of interconnected, separately administered public and commercial networks, has emerged as a global communications medium enabling millions of people to share information and conduct business electronically. During the past few years, the number of Internet users, advertisers and content developers and businesses online has grown dramatically. With readily-available, low-cost Internet access, consumers and businesses are making increased use of Web browsers, electronic mail, corporate intranets, telecommuting, online advertising and electronic commerce. According to Wireless Broadcasting Magazine, there are over 12 million Internet users in the United States. Other sources place the estimated number of U.S. users as high as 50 million. According to Jupiter Communications, the number of Internet households worldwide will grow from an estimated 23.4 million in 1996 to 66.6 million by 2000. The Company believes that this growth in the number of users will drive more substantial increases in both Internet advertising, which International Data Corporation ("IDC") estimates will grow from $181 million in 1996 to $2.9 billion in 2000, and Internet commerce, which IDC estimates will grow from $318 million in 1995 to $95 billion in 2000.

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

It is estimated that approximately 40% of US households have personal computers and that 60% of businesses already have Internet access or will have access within one year. Almost all of the current access is provided over local telephone company circuits, most of which are limited by current modem technology to providing 56 kilobit-per- second (Kbps) access, and limited by law to data transfer rates of 53Kbps by law where traditional modem access is used. Many telephone companies also offer ISDN telephone service at 64 or 128 Kbps, or T-1 lines, with up to 1.544 Mbps, but such lines are not available in every area and are expensive. Currently, the average Internet user uses a modem with 28.8 Kbps capability. In early 1997, dial-up modems offering a peak data transmission speed of 56 Kbps were introduced for use with ISP/OSPs over existing telephone lines, although many ISP/OSPs do not yet support this transmission speed through many of their points of presence. The lack of a universal standard has slowed the rate of adoption of faster modems. Integrated Services Digital Network ("ISDN") technology enables a peak data transmission speed of 128 Kbps between the user and the ISP/OSP over specially conditioned telephone lines. Although ISDN technology has been available for several years, it has not been widely deployed due primarily to its high costs and usage-based pricing model. Asymmetric Digital Subscriber Line ("ADSL") is currently the most prominent implementation of Digital Subscriber Line ("xDSL") technology, an emerging telecommunications protocol originally developed to deliver video on demand. ADSL enables peak data transmission speeds of 8.4 Mbps downstream from the ISP/OSP to the user and 640 Kbps upstream from the user to the ISP/OSP; however, typical installations realize substantially lower data transmission speeds. ADSL access is priced significantly above other access services and is not expected to be widely available in the near term. Cable modem technology offers data transmission at speeds of 10 Mbps downstream and 10 Mbps upstream, with speeds comparable to wireless available only in those metropolitan areas where hybrid fiber-coaxial ("HFC") cable is installed at significant cost. As with xDSL installations, real world cable modem systems typically realize data transmission speeds which are a fraction of the advertised maximum. The perceived advantage of cable modem access to the Internet is the availability of current infrastructure. However, businesses, which are the heaviest users of Internet services, are not typically wired for cable, and cable companies are already laden with debt and existing infrastructure improvement projects and are often burdened with a negative consumer perception.

Most current satellite-delivery approaches such as direct broadcast satellite ("DBS") currently provide a peak data transmission speed of approximately 400 Kbps downstream and rely on dial-up modems and the telephony network for upstream transmission ("telephone return"). These approaches have scaling limitations due to the necessity of dividing a finite amount of satellite bandwidth among subscribers in a broad geographic area. The Iridium satellite solution offers two-way transmission, but is quite costly in comparison with other technologies offering comparable speed. Other wireless offerings rely on ground-based radios instead of satellites. Such offerings include multichannel multipoint distribution service ("MMDS"), low power television stations in the VHF bandwidth ("LPTV") and local multipoint distribution service ("LMDS"), which are one-way and two-way high-bandwidth wireless digital broadcasting systems, respectively. MMDS and LMDS are not yet widely available, require unobstructed "line-of-sight" transmission paths and may require additional radio frequency spectrum allocations, an entirely new distribution infrastructure and new equipment (including specialized radio modems, antennas and down-converters). The frequencies required for MMDS delivery infrastructure are prohibitively expensive at present in many areas; and multiple frequencies are required for two-way operation.

Competition

The  markets  for  consumer  and  business   Internet   services  are  extremely
competitive,  and the Company  expects that  competition  will  intensify in the future. The Company's most direct competitors in these markets are ISPs, national long distance carriers and local exchange carriers, wireless service providers, OSPs and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's high-speed data service offerings. Such technologies include Integrated Services Digital Network ("ISDN") and Digital Subscriber Line ("xDSL"). The Company also competes with other wireless, telephone or cable-based data services. The bases of competition include transmission speed, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, brand recognition and operating experience. ISPs, such as BBN Corporation ("BBN"), Earthlink Network, Inc. ("Earthlink"), MindSpring Enterprises, Inc. ("MindSpring"), Netcom On-Line Communications Services, Inc. ("Netcom") and PSInet Inc. ("PSInet"), provide basic Internet access to residential consumers and businesses, generally using existing telephone network infrastructures. This method is widely available and inexpensive to the consumer. Barriers to entry are low, resulting in a highly competitive and fragmented market. Long distance inter-exchange carriers, such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and WorldCom, Inc. ("WorldCom"), have deployed large-scale Internet access networks and sell connectivity to business and residential customers. The regional Bell operating companies ("RBOCs") and other local exchange carriers have also entered this field and are providing price-competitive services, and cable television companies are also offering Internet access. Many of such carriers are offering diversified packages of telecommunications services, including Internet access service, to residential customers and could bundle such services together, which could place the Company at a competitive disadvantage.

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

Business Strategy

The Company is one of a few companies currently offering wireless applications to access the Internet. The opportunity for this application over a wide area became available only about two years ago when a wireless downstream application for Internet access was announced. This technology is built around a headend (Point of Presence or "POP") that is then connected to a microwave transmitter (or multiple transmitters) operating in the 2.5- 2.7 Ghz-bandwidth range. The Salt Lake System was one of the first systems of this kind built in the country.

Although the one-way system works well, it is a "downstream" only transmission. A customer is still tethered to a phone line to transmit information "upstream" through an ISP onto the Internet backbone. The return information is then obtained by high-speed return. Recently, however, newer technology has provided wireless two-way applications that the Company has also installed in the Salt Lake System and elsewhere. With wireless two-way, a customer eliminates the phone company from the Internet access equation altogether, and is provided high-speed to and from the Internet. The customer's computer is always on the Internet with virtually no delays in downloading most files. The two-way system also opens the door to telephony, video-conferencing, and a wide range of other applications.

The Company has positioned itself as presumably the only full-service wireless company in the country that offers all Internet-related service as well as high-speed connectivity. From its core business of high-speed wireless Internet access to standard ISP accounts and sophisticated Web design and hosting, the Company is in a position to provide a full selection of products and services to the entire community of Internet users. It is the Company's belief that it is a model for the Internet provider of the future--a provider that can serve each customer's full needs, with high-speed, two-way Internet access as the business core.

In its expansion into web site design, web site hosting, fiber backbone connectivity, international dial-up Internet service, online auction business and competitive local exchange carrier status, the Company is poised for diversification within the growing Internet industry.

In the Company's view:

     o There is a huge and rapidly growing market demand for high-speed Internet access that is satisfied by the Company's wireless and wired high-speed products.

     o Two-way wireless solutions provide a high growth-potential market that is early in its evolution.

     o    High scalability is achievable within a year.

     o The Company's wireless approach has a potentially national and global application.

     o Wireless applications can cut infrastructure cost by as much as 50%, thus reducing equipment cost dramatically.

     o Owning its own backbone network, the Company will be able to leverage its CLEC status to provide connectivity for its services at lower cost/higher margins.

     o The Company must act as a full-service ISP, with high-speed wireless and wired solutions as its unique niche. o The current market focus of the Company is small to mid-size businesses and high-end residential Internet users/early adopters.

Wireless Network Solutions

The core business of the Company is to provide high-speed wireless Internet access to businesses and high-end individual users. Such primary targets are Multiple Dwelling Units (apartments, condominiums), commercial buildings, and telecommuters. The application of each of these units is better shown by example than discussion.

A large apartment complex or condo is linked to the Company's wireless two-way headend and ISP rather inexpensively. Then cable is run to each unit within the building, similar to phone or cable wiring. Each of the units is now ready to receive the Company's signal and an individual secure link to the Internet. As the Company becomes the customer's ISP as well as their high-speed access provider and Web host, the customer eliminates second phone line charges, ISP fees and the necessity to purchase a traditional phone modem. For about the same cost per month, that user can receive high-speed access with savings and portability which the Company contends can't be matched by any other service available today.

Another  example  with  a  current  client  of  the  Company,  is  the  Overland
Corporation in Salt Lake City. The Company wired Overland's new 100+ unit apartment complex. The Company anticipates that at least 50% of the unit rentals will subscribe to the Company's service. Thus, the building should produce about $2500 per month or almost $30,000 per year into the foreseeable future. Construction costs, building wiring, labor and antennas totaled about $15,000.

Commercial buildings are similar, such as the Judge Building in the Salt Lake System. The Company has an agreement with the owners of this property (40 business tenants) to provide wireless T1 service to all the tenants. It is anticipated that the average price per tenant for this high-end service will be about $400 per tenant. The tenants will be able to subscribe for service from a 64Kbps to a full T-1 at far less than phone rates. Similar arrangements and opportunities with other commercial and residential properties exist in the Company's markets in Houston, Beaumont, Orange County and Northern California.

Another  example  of  high-end   Internet  use  is  the  growing   telecommuting
industry--the home-office user that must have high-speed access.

These examples are representative of the customer base for the Company. The initial growth and experience indicate that the Company's wireless approach is a product that is better, cheaper, and faster than its current competition.

Internet Service Provider

High-speed wireless and wired Internet access solutions are the core of the Company's business. The sales efforts of the Company have made it clear, however, that most businesses want a full service provider. The Company believes that businesses generally want an Internet provider that has the ability to address the all Internet needs of the business in full, not partially. IJNT.net does that with the wireless system, dial-up access and wired high-speed solutions as well as web site services as value-added items.

The Company believes that the dial-up subscribers are important. They may eventually want to upgrade as they become more active on the Internet and as the price of wireless modems and other high-speed solutions fall.

Marketing

Although the Company expects that many of its new subscribers will come from acquisitions, local sales and marketing are also a vital part of the Company's growth plan. Local marketing will give the Company brand name recognition that will lead to wireless system and other high-speed sales.

The Company's ISP marketing strategy is built around local activity with local radio, TV, newspapers, and retail computer stores. The computer store program has historically been the most productive. The Company has forged relationships in its markets with businesses that influence the purchasing decisions of its primary target customers for ISP services. Partnerships with computer stores include:

o    In-store demonstration of our high-speed wireless connection.
o    Joint marketing and advertising.
o    In-store POP displays.
o    Internet Education classes at computer retail outlets.
o    Special Promotions and Event Sponsorships.
o    Reseller Agreements with Revenue.

The Company has such relationships with several resellers in the Company's various markets.

Web Development, Design, and Hosting

Web sites are business tools that can dramatically improve customer perception and service, expand marketing efforts, and reduce marketing and support costs. The Company currently hosts over 500 commercial Web sites in its Salt Lake City, UT, Beaumont, TX, Houston, TX and Newport Beach, CA offices. It is a relatively low- maintenance and profitable side of the business. The Company also builds "designer" sites tailored to the particular client and administered on a daily, weekly, or monthly basis.

Network Integration Solutions

The Company provides network solutions, consulting, and integration for its high-speed clients. Computer networks are continuing to be key to the flow of information within corporations and are mission-critical to the Company's customers. The Company is committed to providing the latest up-to-date training and certifications for our personnel, thus providing our subscribers with assurances of top level expertise in the industry.

The Company's networking engineers specialize in the development of Wide Area Networks (WAN), Metropolitan, and Local Area Networks (LAN), including network integration of all computer systems platforms. Corporate experience includes in-depth working knowledge of routing/switching technology, including Breezecom, Lucent Technologies, Bay Networks, Cisco Systems, Nortel Networks, Ascend Communications, Newbridge, Hybrid Networks, and others in dealing with the design and layout of LAN and WAN environments. The Company has developed LAN/WAN environments utilizing large-scale deployments of the Major LAN Network Operating Systems.

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

The Company's quality and reliable service begins with its connection to the Internet. In each of its operating markets, a high-speed connection to a major Internet backbone provider is part of the Company's system. The Company currently uses UUNET, ELI, Level 3 Communications and others, as well as elements of its own backbone network, to carry its Internet traffic. The Company uses multiple T-1s in Houston and Beaumont and a T-3 line in Salt Lake City, as well as OC3 fiber connections in the Bay Area, Los Angeles and Orange County, to ensure that customer traffic gets to and from the Internet quickly and reliably.

The Point-of-Presence ("POP") is where the data is routed between the Internet and local users. The Company's POPs use the latest in technology and equipment from manufacturers which include Unix, Linux, Sun Solaris, Apple/AIX and Windows NT servers, Cisco routers, digital modems by Ascend, Hybrid Networks and Lucent Technologies, and computer hardware by Sun Microsystems, Apple, Dell Computer, Compaq and other reputable manufacturers. To operate the POPs, the Company has hired a staff that is fluent in all of these platforms. In addition to qualified network administrators, the Company maintains support/customer service staff in-house to care for the needs of its business and residential customers.

Dial-Up Connections

The simplest connection to the Internet is the dial-up account. This method of service connects the user to the Internet through the use of a modem and standard telephone line. Currently, users can connect via dial-up at speeds up to 56 Kbps. The Company supports these users through the use of sophisticated modem banks at the POP that send data through a router and out to the Internet. The Company supports the higher speed 56K and ISDN connections with state-of-the-art digital modems. With a dial-up connection, a user can gain access to the Internet for e-mail, World Wide Web ("WWW"), FTP, news groups, and a variety of other useful applications.

User-to-Modem Ratio

A dial-up connection requires the use of a modem on the customer side and a modem at the POP. The customer normally owns his or her modem. The modem at the POP side of the connection is owned and maintained by the ISP. These modems come in a chassis, or "bank," that holds multiple modems, such as the Ascend 4000 or Portmaster PM3. Each time a dial-up customer connects, he or she uses one of the limited number of modems at the POP. Once all the modems are in use, subsequent users will get busy signals. Most ISPs maintain a user-to-modem ratio of 8-to-1 to 12-to-1. ISPs using a higher ratio will most likely have users that, at times, cannot connect to the POP or must wait for modems to become available for use. In IJNT markets, the Company maintains a user-to-modem ratio better than the industry average of 10-to-1, keeping users' busy signals to a minimum.

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

 Downstream Wireless System

Currently, IJNT is operating a high-speed wireless service in Salt Lake City, Bay Area (reseller), Orange County, Houston and Beaumont. The first system, in Salt Lake City, was launched in November 1997 and experienced immediate success. That system uses a land-based microwave transmitter to deliver Internet data to businesses and homes at up to 10Kbps. Whereas the downstream data flow is carried on a microwave frequency, the upstream data flow returns to the POP via traditional telephone lines. The service is best suited for the business or home user who pulls large amounts of information from the Internet. Studies show that the download requirements of almost all users far outweigh the upload needs, making this service very desirable for almost all Internet users, but especially high-end and "power" Internet users.

To provide the downstream wireless service, the Company places a small microwave receive antenna and frequency downconverter at the user site. The receive antenna is cabled via standard RG-6 coaxial cable to a specialized, proprietary modem. The modem connects directly to the user's computer or network through a normal 10BaseT Ethernet connection.

Wireless T1

The Company offers "wireless T1" service to businesses with high-bandwidth needs. The wireless T1 is a point-to- point or point-to-multipoint microwave connection from the POP to the user's site. The bi-directional connection can be throttled and metered to allow the Company to measure and control bandwidth delivered to the customer. The technology was developed in part for military secure data transmission requirements. As such, it is extremely reliable, robust, and secure.

Point-to-Point Data Transfers

The Company provides point-to-point data transfer without Internet connection via its wireless technology to companies with the need to connect two or more locations to one local area network. Through wireless networking capabilities, the Company's point-to-point wireless services can be applied to locations up to approximately 20 or more miles apart over various frequencies as the particular application may dictate.

Web Hosting Services

Web hosting is in essence the rental of space on a server that has a full-time connection to the Internet. The Company will host a customer's Web space, allowing access to it by customers, employees, suppliers, etc. 24-hours per day, seven days a week. As part of the service, IJNT.net applies for a virtual domain (www.yourcompany.com) for its customers through Network Solutions, a registrar and verifier of domain names. The application process takes 24 to 48 hours to complete. When a domain name is registered, the Company reserves a portion of hard disk space on one of its servers, to which the customer can upload the web site. The site has its own Web address and can be reached by anyone on the Internet at any time, or may be password protected for access by selected persons. Virtual hosting also allows companies to assign e-mail addresses with their own domain name.

The Company also provides a number of services related to Web hosting for its customers, including Web site statistics, CGI scripting, FrontPage extensions, SSL security, telnet/shell access, MSQL and postgre SQL databases, auto responders, e-commerce management, credit card transaction hosting, video conferencing, chat rooms, bulletin boards, online postcards and other services.

The Company's staff can consult on a variety of programming services in PERL, TCL/TK, Java, JavaScript, VM script, ActiveX, C,C++, Pascal, shell, and PHP/FI scripting.

The Market

The Internet and Internet Access. The growth of the Internet is well documented and perhaps the greatest growth industry in the history of the World.

     o    Growth in the Internet is about 12% per month.

     o    Every two seconds the Internet has a new subscriber.

     o Use of the Internet file search and retrieving tools is currently growing at 1,000 percent annually.

     o There are more than 10 million host computer systems connected to the Internet.

     o Transactional commerce on the Internet is estimated at $2 billion today, and by the year 2002 will be at $300 billion.

     o User population of the Internet is in excess of 100 million people worldwide.

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

A conservative estimate by the Rochester Institute of Technology's Office of Distance Learning shows that 5.5 million people are presently working from remote offices. According to the Gartner Group, telecommuting and in-band video conferencing is expected to expand from such base to approximately 30 million users in the USA by the year 2000. Additionally, the U.S. Department of Transportation estimates that fifteen percent (15%) of the USA workforce will be utilizing telecommuting and in-band conferencing by the year 2002. Therefore, the growth in that marketplace is expected to be dramatic as corporations understand the benefits to management through the increase in employees' (1) morale, (2) flexibility, (3) reduced office costs and (4) compliance with federal standards. The Telecommunications Act, recently passed by Congress, will clear the way for telecommuting to become commonplace. California and other states have mandated that employers convert a substantial portion of their workforce to telecommuting over the next several years.

The World Wide Web. The World Wide Web is the multimedia part of the Internet. It is the primary system used on the Internet to find and transfer information. It has, moreover, become (with the exception of e-mail) the most popular and the most promising and active source for business use.

The Web offers incredible diversity for business, education, communication, and entertainment. Web pages are available on the Internet in tens of thousands of styles and subjects, with almost as many reasons for posting them on the Web. For example, there are thousands of sites in each of these subject areas: o Commercial, Shareware, Freeware software o Business, marketing, commerce o Finance, stock market, corporate information o K-12 education o Online books o Online magazines o Government sites and information o Legal information o Health and medical information o Daily and categorized news o Travel/booking/ticketing information and purchase o Reference books o Scientific sites covering archeology through zoology o History o Museums and libraries o All social, scientific, and economic disciplines, viz., philosophy, religion, languages, etc.

Virtually all knowledge in the history of mankind may someday soon be on the Web. For example, the Vatican has started to download images of 150,000 original documents dating from as early as the second century A.D. on the Internet. The Securities and Exchange Commission maintains free Internet access to its library of corporate records.

In 1997, Web-based transactions came to nearly $20 billion and online retail to $2.74 billion in sales. By 2003 the U.S. Department of Commerce estimates that figure could reach $115 billion. ( See Forbes, "E-Commerce Engine", May, 1998).

Market Strategy

IJNT.net views market share within the delivery of high-speed Internet access as extremely fragmented. Competitive firms and industry view Internet access as a by-product of their core business. Cable and Satellite's primary mission is, of course, television delivery; the Regional Bell Operating Companies' (RBOCs') mission is the delivery of long distance and local phone service.

The Company believes that it has considerable opportunities for acquisition in the ISP area, thus providing an expanded subscriber base, local phone lines, equipment, offices, and technicians. ISPs are available now because many were started several years ago by technically-oriented people who had little or no marketing or sales skills.

Furthermore, the industry is riding a wave of unprecedented growth. The growth is faster than any economic or technical growth in the history of the world. Consider these facts as published by the Commerce Department ("The Emerging Digital Economy," Dept. of Commerce, April 1998):

o More than 100 million people around the world, most of whom had never heard of the Internet four years ago, now use it to do research, send e-mail, make requests for bids to suppliers, and shop.

o    Years to acquire 50 million users:          Radio:       38 years.
                                                 Television:  13 years.
                                                 PC:          16 years.
                                                 Internet:    4 years.

o In recent years information technology industries have been responsible for more than one-quarter of real economic growth.

o In 1994, three million people, mostly in the U.S., used the Internet. In 1998, 100 million people around the world used the Internet.

o UUNET, one of the largest Internet backbone providers, estimates that Internet traffic doubles every 100 days. o The Internet makes worldwide electronic marketing and commerce (e-commerce) affordable to even the smallest home-based business.

Marketing and Growth

The key elements in the Company's sales and marketing strategy include:

Acquisitions. As part of planned acquisitions, the Company anticipates acquiring both key customers and sales and marketing personnel. Additionally, the Company anticipates name recognition and market presence gained through acquisitions and brand recognition in the community.

Expansion to New Locales/Cities. The Company intends to expand offices into other targeted locales through acquisition and development of two-way wireless infrastructure.

Pre-Marketing. The Company will perform a thorough and well-planned advertising and trade show campaign. Each customer service will include a full offering of the Company's services.

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

     Trade Shows and Event Sponsorship. Computer-related trade shows attract technology savvy decision-makers and buyers. In most markets Internet-related services dominate the themes and attractions. At the recent Hot Technology Expo in Salt Lake City, the Company's booth recorded more traffic (as counted by "swipe" cards) than any other attraction.

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

Diversification

Since its inception, IJNT has focused its business efforts around its wireless Internet access. Over the past two years, the Company has rapidly expanded and diversified into several different arenas within the Internet industry and related to the industry. These include web site design, e-commerce site construction, web site hosting, launching an international Internet Service Provider under the name of UrJet Internet, commencement of the construction of a fiber optic backbone, plans for status as a competitive local exchange carrier or "CLEC" to compete with local phone companies in delivering a host of telecommunication services and the acquisition and expansion of a significant online auction site.

Through this major process of diversification, the Company is well poised for growth in several arenas within the explosive Internet industry.

YEAR 2000  RISKS.

Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. The interaction between various software and hardware platforms relies upon time and date coding for synchronization and other system requirements. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly after the turn of the century. The Company, its customers, and suppliers are reliant on computers and related automated systems for daily business operations. Failure to achieve at least a minimum level of Year 2000 systems compliance could have a material adverse effect on the Company.

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

The Company is in the planning and initial study phase of Year 2000 compliance review and testing. In regards to Item (1) listed above the Company's critical existing systems are no more than two years old and it is anticipated that few of these systems will have significant Year 2000 problems, if any. These systems are in process of being inventoried and a systems testing schedule is being developed and implemented. All newly acquired hardware systems, operating systems, and software are required to have vendor certification for Year 2000 compliance.

In regards to Item (2) above - third party products and services - the Company's significant vendors are large public companies such as US West Communications, UUNet, ELI, Level 3 Communications, Cisco, Lucent Technologies, Ascend Communications, etc., all of which are under SEC mandates to report their compliance in all publicly filed documents. The Company initiated a compliance review program with these vendors during the second quarter of 1999 and will continue to track progress of all critical vendors for compliance.

Item (3) above relates to internal systems for company administrative and communications requirements. The Company is in the process of implementing new billing and billing presentment systems during the first half of 1999. These system vendors are required to certify Year 2000 compliance. Additionally, the Company will test these systems for compliance during the implementation processes. Internal computer networks and communications systems have been tested in the second quarter of 1999, and are still being tested for compliance.

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

The Company has not developed a contingency plan for dealing with Year 2000 risks at this time, other than its existing network contingency procedures for dealing with any hardware or software emergency situation.

Employees

The Company currently employs 90 employees in nine different offices. Of this group, about one third are dedicated to technical solutions and engineering. For each 400 new subscribers, a new technical person is added within the system. Other network developments and initiatives also require the addition of technical personnel. Each wireless market requires four to six salespeople, two installers, at least two technicians, and two office support personnel.

Item 2.   DESCRIPTION OF PROPERTY

The Company currently leases a total of approximately 8,000 square feet of office space in two locations in Houston, Texas. The term of these leases expire in January 2001 as to 2,500 square feet leased at $3,500 per month and housing the offices of Fair Auction.com, and in March, 2003 as to 5,500 square feet leased at $10,000 per month and housing the technical, sales and administrative offices and headquarters of IJNT.net.

The Company leases two offices in Salt Lake City. The first, which houses the administrative and sales functions of this system is a 2,820 square foot facility which is leased at a cost of $3,529 per month. This lease term expires in July 2000. The second office space in Salt Lake is approximately 1,000 square feet. It is leased at a cost of $800 per month, and the lease expires on December 11, 2000. This facility houses the Company's equipment and technical employees. The Company also leases a garage for equipment and installation vehicles at a rate of $675 per month. This lease expires on September 30, 1999.

The Beaumont office is approximately 2,500 square feet and has been leased at a cost of $2,102 per month, which lease expires on October 31, 2000.

The Company's Newport Beach office is approximately 4,000 square feet. This lease expires in September 2003 and is for approximately $8,000 per month.

The Company's Petaluma, California office is approximately 2,500 square feet. This lease expires in 2002 and is for approximately $4,000 per month.

The Company's Concord, California office is approximately 2,500 square feet. This lease expires in June 2003 and is for approximately $4,000 per month.

The Company's Irvine, California office is approximately 3,000 square feet. This lease expires in December, 2002 and is for approximately $7,500 per month.

Each additional office that is opened will require about 2,500 square feet of office space, rooftop availability for transmitting equipment, a private air-cooled server and equipment room as well as warehouse space for installation equipment and truck storage.

Item 3.   LEGAL PROCEEDINGS

Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                                      PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the symbol "IJNT" on December 7, 1997. As of March 31, 1999, the Company had 589 holders of record. The following table sets forth, on a per share basis for the period shown the high and low prices of the Common Stock as reported on the OTC Bulletin Board.

                                                             Closing Price
                                                            High      Low
         Fiscal Year Ended March 31, 1998
              From December 7 - December 31, 1997       $    6.00  $   3.75
              From January 1 - March 31, 1998                5.50      4.00
         Fiscal Year Ended March 31, 1999
              Quarter Ended June 30, 1998               $    7.00  $  3.375
              Quarter Ended September 30, 1998              12.25      3.25
              Quarter Ended December 31, 1998               5.625      2.00
              Quarter Ended March 31, 1999                  3.625      2.00

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations for the Year Ended March 31, 1999

Revenues

The Company's revenues for the year ending March 31, 1999 totaled $1,552,194, which amounted to an increase of 956% from the revenues of $147,057 from the year ending March 31, 1998. The increase in revenue was a result of the Company's expansion of its existing markets, the launching of additional markets and acquisitions. IJNT anticipates additional increases in revenues in the following fiscal year.

The bulk of the Company's revenues was derived from its wireless ISP and international ISP operations under the name of "UrJet Internet." IJNT currently is operating five wireless systems: Salt Lake City (launched in January 1998); Beaumont (launched in March 1998 - currently this system is only offering dial-up services); Houston (a dial-up ISP was acquired in January of 1998 and wireless services commenced after the end of the March 31, 1999 fiscal year); San Francisco Bay Area (acquired in January 1999); and Irvine/Orange County, California (wireless services commenced after the end of the March 31, 1999 fiscal year).

The Salt Lake City System accounted for approximately $535,756 in revenues for the current fiscal year, compared with $33,500 in revenues for the year ended March 31, 1998. This represents an increase of 1499%. Beaumont grossed approximately $73,642 in revenues, compared with $1,100 in the prior year. This represents an increase of 6595%. The Houston System recorded revenues of $512,320 for the fiscal year, compared with $110,200 in the previous fiscal year, an increase of 365%.

The Man Rabbit House Multimedia subsidiary was acquired in August of 1998. MRHM accounted for $391,626 in gross revenues for the fiscal year ended March 31, 1999.

The UrJet Backbone Network was operational in some areas of California as of January 1999. For the fiscal year ended March 31, 1999, UBN collected approximately $39,000 in gross revenues.

The Company anticipates future growth in revenues from adding customers in its existing markets as well as through acquisitions. Continued and substantial growth in revenues is projected for the MRHM and UBN subsidiaries.

Cost of Sales

The Company's cost of sales for the year ending March 31, 1999 equaled $543,657, compared with $66,405 in the previous year. This increase is a result of increased total sales.

Gross Profit

The Company's gross profit for the fiscal year was $1,008,537, compared with $80,652 in the year ended March 31, 1998, an increase of 1154% over the year. The current year gross profit represents a gross profit percentage of 65%, compared with 55% from a year ago. Since much of the cost of sales figures are fixed, such as the cost of T-1 and T-3 connections, the Company anticipates that the gross profit percentage will continue increase as additional subscribers are added.

Selling, General and Administrative Expenses

The Company incurred total selling, general and administrative expenses ("SG&A") of $5,851,475 for the year ending March 31, 1999, compared with $2,044,431 for the year ended March 31, 1998. The Company currently maintains nine offices in eight cities. Currently 90 employees are employed to service these offices. Staffing requirements will more than likely increase as the Company continues its aggressive growth strategy.

Salary expense made up the greatest portion of SG&A. Total salary expense for the current fiscal year totaled $2,154,535, compared with $713,482 for the year ended March 31, 1998, approximately 39% and 35% of total SG&A, respectively. Of the current fiscal year salary expense, $289,636 represents officers' compensation, compared with $223,525 in the previous fiscal year.

Professional fees, which include accounting, legal, engineering and other consultants, totaled $967,650 in the current year, compared with $240,376 for the year ended March 31, 1998. This represented approximately 17% and 12% of total SG&A, respectively. The legal costs associated with the various acquisitions, continued financing, SEC matters and other issues are substantial. IJNT has incurred substantial costs through the use of outside consultants. Much of the expense in the current year represents amounts paid with the Company's common stock, and not cash expenditures. The Company anticipates continuing to incur legal, accounting and consulting expenses in conjunction with continued growth, expansion and acquisitions.

Marketing efforts in selling the Company's products have increased dramatically. The total cost of marketing, advertising and promotion for the current year totaled $567,073, or approximately 10% of total SG&A. This is compared to marketing expenses of $60,933 (3% of SG&A) in the year ended March 31, 1998.

With the Company leasing office space in eight cities at the end of the fiscal year, the total rent expense for the fiscal year increased to $317,417 from $190,944 in the previous fiscal year. These amounted to 5% and 9% of total SG&A, respectively. The Company anticipates leasing additional space in other cities as additional systems become operational.

Depreciation and Amortization

Depreciation and amortization for the year ended March 31, 1999 increased to $270,173 from $82,874 in the previous fiscal year. This increase in expense is attributable to the substantial amounts of equipment that were placed into service in the current fiscal year. The Company expects depreciation and amortization expense to rise in future periods as additional equipment is being purchased and placed into service.

Interest Expense

The Company incurred interest expense of $24,240 in the year ended March 31, 1999 and $10,071 in the year ended March 31, 1998. Currently, the Company has no interest bearing debt.

Income Tax Benefit

The  Company   currently  has  net  operating   loss   carryforwards   equal  to
approximately $7,500,000. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income.

Net Loss

The Company incurred a loss of $5,073,387 in the year ended March 31, 1999. The Company hopes to continue to increase revenues and gross profit in the upcoming fiscal year while controlling the growth of SG&A expenses. The Company does not anticipate generating net income in the near future, although a decrease in the net loss is expected.

Liquidity and Capital Resources

The Company had working capital of $1,197,924 as of March 31, 1999. The Company believes that it can finance future operations and plans for growth through additional stock offerings, debt offerings and increased revenues from operations.

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

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The selected financial data presented below for the years ended March 31, 1999 and March 31, 1998 were derived from the consolidated financial statements of the Company, which were audited by Smith & Company, independent certified public accountants, and which are included elsewhere in this Form 10-KSB. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-KSB.

As the Company was not involved in operations prior to the acquisition of IJNT, Inc., the financial data has not been presented in a comparative format.

                                 IJNT.net, Inc.
                                and Subsidiaries
                     Condensed Consolidated Income Statement
              For the Years Ended March 31, 1999 and March 31, 1998

                                                                     March 31, 1999        March 31, 1998
                                                                  --------------------  ------------------
     Sales                                                        $          1,552,194  $          147,057
     Cost of Sales                                                             543,657              66,405
                                                                  --------------------  ------------------
                                                  GROSS PROFIT               1,008,537              80,652

     General and Administrative Costs                                        5,851,475           2,044,431
     Depreciation and Amortization                                             270,173              82,874
     Interest and Bank Charges                                                  24,240              10,071
                                                                  --------------------  ------------------
                                      TOTAL OPERATING EXPENSES               6,145,888           2,137,376

     Net Operating Loss                                                     (5,137,351)         (2,056,724)
     Other Income (Expense)
       Interest Income                                                          65,474              12,947
       Acquisition Costs                                                        (1,510)           (351,707)
                                                                  --------------------  ------------------
                                                      NET LOSS    $         (5,073,387) $       (2,395,484)
                                                                  ====================  ==================

     Earnings (Loss) per Common Share                             $               (.35) $            (0.21)
                                                                  ====================  ==================

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           IJNT.NET, INC. CORPORATION
                                AND SUBSIDIARIES

                                                                            Page

Independent Auditor's Report...............................................  F-1

Consolidated Balance Sheet as of March 31, 1999............................  F-2

Consolidated Statements of Operations for the years ended
     March 31, 1999 and March 31, 1998.....................................  F-3

Consolidated Statements of Changes in Stockholders Equity for the years ended March 31, 1999 and March 31, 1998...............................  F-4

Consolidated Statements of Cash Flows for the years ended
     March 31, 1999 and March 31, 1998.....................................  F-5

Notes to the Consolidated Financial Statements.............................  F-6

Consolidated General and Administrative Expenses
     for the two years ended March 31, 1999 and March 31, 1998.............  F-9

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

         Name                               Age               Position
         Jon H. Marple (1)(2)               59                Chairman, Chief Executive Officer, President and
                                                              Treasurer since August 8, 1997 (date of purchase of
                                                              IJNT, Inc.)
         Mary E. Blake (1)(2)(3)            46                Vice President, Director and Secretary since August
                                                              8, 1997 (date of purchase of IJNT, Inc.)
         Richard W. Torney                  59                Director since August 8, 1997 (date of purchase of
                                                              IJNT, Inc.)
         Robert Santore                     38                Director since October 1998, Creative Director of
                                                              MRHM subsidiary
         Jeffrey R. Matsen                  59                Director since October 1998, Lead Outside Legal
                                                              Counsel for the Company since its inception

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

Mary E. Blake - Upon graduation from Waltrip H.S. in Houston, where she was a member of the National Honor Society, Ms. Blake attended Sam Houston State University before Texas A&M as a member of the first co-ed class. After managing a small oil and gas company, Ms. Blake entered the management training program for Southwestern Bell where she quickly rose through the management ranks as a Business Office Supervisor. Ultimately, she supervised 25,000 accounts for sales, service and collection. She also worked as a supervisor for Directory advertising and the first S.W. Bell word processing applications. She was also trained as a lobbyist for the company. IJNT.net was co-founded by Ms. Blake along with her husband, Jon H. Marple. She has been Vice President and Director of the Company since the acquisition of IJNT.net on August 8, 1997.

Richard W. Torney - Mr. Torney is President and sole owner of Imaging Systems, Inc., an international sales and marketing organization with representation in Europe and South America. He has been a director of IJNT.net Corporation since the acquisition of IJNT.net on August 8, 1997. Mr. Torney is fluent in Spanish and German, and has been involved in international business extensively for 35 years. His expertise in foreign markets, accounting and professional experience is important as the Company builds a foundation toward international growth.

Robert B. Santore - Mr. Santore brings world-class credentials to the Company. Educated at the Otis Art Institute of Parsons School of Design (Los Angeles), the Parsons School of Design (New York), and the University of California, Irvine (Computer Science), Mr. Santore is a rare blend of computer capability, graphic artistry, and management.

As a fine artist his works are displayed in major corporations and museums around the world, including TRW, USA Today, Security Pacific Bank, Burlington-Northern, Santa Fe, Principal Insurance, The Newport Harbor Art Museum, Los Angeles Contemporary Art Collection, San Jose Museum of Art, and more. He has had exhibits in Los Angeles, New York, and Tokyo, among others.

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

Item 10.   EXECUTIVE COMPENSATION

                                              Annual              All Other
     Name and Principal Position           Compensation          Compensation
------------------------------------    ------------------    -----------------
Jon H. Marple, President                $          177,154                 none
Mary E. Blake, Vice President           $          112,482                 none

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of July 8, 1999.

                                                          Percentage
       Name of                           Number of      of Outstanding
     Stockholder                       Shares Owned      Common Stock
     -----------                       ------------      ------------
    Mary E. Blake (1)                     7,617,647          44.3%
    Jon H. Marple (1)                            --           --
    Richard W. Torney                         5,000            *
    Robert B. Santore                        26,000            *
    Jeffrey R. Matsen                        10,000            *
    All officers and directors
    as a group (3 persons)                7,658,647          44.6%

     Mary E. Blake and Jon H. Marple are husband and wife. Mr. Marple disclaims beneficial ownership of the shares owned by Ms. Blake.

         *        Less than 1%

Item 12.  CERTAIN TRANSACTIONS AND SUBSEQUENT EVENTS

Private Placement of Preferred Stock

On December 4, 1998, the Company entered into an Agreement with Private Investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's Preferred Series A Stock (the "Preferred Stock") for a price of $1.8 million. The Preferred Stock has a par value of $.01 per share and has a Stated Value of $1,000 per share. A dividend of 8% per annum accrues on the Preferred Stock. The investors have the ability to convert the Preferred Stock into common stock of the Company at a rate of $1,250 worth of common stock for each share of Preferred Stock converted. The Company has the ability to put additional shares of Preferred Stock with the Investors based on the market price and average daily volume of shares traded of the Company's common stock. The maximum total investment to be made by the Investors is equal to $10 million.

SUBSEQUENT EVENTS

The following represent acquisitions and significant transactions completed after the end of the fiscal year ended March 31, 1999 and prior to the filing of this report.

The Company has recently acquired FairAuction.com, an online auction web site that generated in excess of one million dollars in gross revenues in the year prior to being acquired by IJNT. The Company plans to increase upon this revenue base through additional promotion and expanding the range of products auctioned on the site. Currently, FairAuction.com exclusively sells computers, computer peripherals and computer parts.

The Company also has recently acquired the assets of Micro-Lite Television of Beaumont, LLC, a Texas limited liability company("MLTV"). MLTV holds MMDS frequency leases in Southeast Texas and broadcasts wireless cable television to homes and businesses in the greater Beaumont area. The Company is currently in the process of configuring the television service to meet the particular needs of business subscribers with greater emphasis on news and financial information programming.

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

        (b)                Reports on Form 8-K.

                           None filed during the fourth quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July 12, 1999.

                                 IJNT.net, Inc.


                                 By:
                                        Jon H. Marple
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 12, 1999.


By:                             President, Treasurer, Chief Executive Officer,
        Jon H. Marple           Chief Financial Officer and Chairman

By:                             Vice President, Secretary and Director
        Mary E. Blake

By:                             Director
        Richard W. Torney

By:                             Director, Web Site Design Director
        Robert B. Santore

By:                             Director
        Jeffrey R. Matsen

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants






Board of Directors
IJNT.net, Inc.
Salt Lake City, Utah


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheet of IJNT.net, Inc. and Subsidiaries as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IJNT.net, Inc. and Subsidiaries as of March 31, 1999 and the results of their operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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


                                                          Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
July 7, 1999

         10 West 100 South, Suite 700 o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297   Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
           Members: American Institute of Certified Public Accountants
                 Utah Association of Certified Public Accountants

                         IJNT.net, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                                            March 31,
                                                                                                               1999
                                                                                                        -----------------
ASSETS
CURRENT ASSETS
              Cash in bank                                                                              $         902,757
              Accounts receivable - Trade                                                                         291,642
              Stockholder receivable (Note 3)                                                                      79,693
              Other receivables                                                                                   207,980
              Inventory                                                                                            86,645
              Prepaid expenses                                                                                    300,720
                                                                                                        -----------------

                                                                               TOTAL CURRENT ASSETS             1,869,437

PROPERTY AND EQUIPMENT (Notes 1 and 4)                                                                          2,313,953

OTHER ASSETS
              Deposits                                                                                             65,422
              Organization costs (Note 1)                                                                           6,743
              Licenses and other (Note 5)                                                                       2,072,423
                                                                                                        -----------------

                                                                                 TOTAL OTHER ASSETS             2,144,588
                                                                                                        -----------------

                                                                                                        $       6,327,978
                                                                                                        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                                                          $         283,249
              Accrued liabilities                                                                                 200,266
              Income taxes payable                                                                                  4,811
              Note payable                                                                                              0
              Loans from stockholders (Note 3)                                                                    156,690
              Current portion of long-term debt (Note 6)                                                           26,497
                                                                                                        -----------------

                                                                          TOTAL CURRENT LIABILITIES               671,513

LONG-TERM LIABILITIES (Note 6)                                                                                    195,679
                                                                                                        -----------------

                                                                                  TOTAL LIABILITIES               867,192

STOCKHOLDERS' EQUITY
              Series A Preferred stock $.01 par value:
                Authorized 1,000,000 shares;
                Issued and outstanding 2,000 shares                                                                    20
                Additional paid-in capital - preferred stock                                                    1,799,980
              Common stock, $.001 par value:
                Authorized 20,000,000 shares;
                Issued and outstanding 15,975,129 shares                                                           15,975
                Additional paid-in capital - common stock                                                      11,291,396
              Retained deficit                                                                                 (7,646,585)
                                                                                                        -----------------

                                                                         TOTAL STOCKHOLDERS' EQUITY             5,460,786
                                                                                                        -----------------

                                                                                                        $       6,327,978
                                                                                                        =================


See Notes to the Consolidated Financial Statements.

                         IJNT.net, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                         Years ended March 31,
                                                                         1999                1998
                                                                  ------------------  ---------------
Sales                                                             $        1,552,194  $       147,057
Cost of sales                                                                543,657           66,405
                                                                  ------------------  ---------------
                                                    GROSS PROFIT           1,008,537           80,652

General and administrative expenses (Schedule 1)                           5,851,475        2,044,431
Depreciation and amortization (Note 1)                                       270,173           82,874
Interest and bank charges                                                     24,240           10,071
                                                                  ------------------  ---------------
                                                                           6,145,888        2,137,376

Net operating loss                                                        (5,137,351)      (2,056,724)

Other Income (Expense)
           Interest income                                                    65,474           12,947
           Acquisition costs                                                  (1,510)        (351,707)
                                                                  ------------------  ----------------

                                                        NET LOSS  $       (5,073,387) $    (2,395,484)
                                                                  ==================  ===============

EARNINGS (LOSS) PER COMMON SHARE
           Net income (loss)                                      $             (.35) $          (.21)
                                                                  ==================  ===============

           Weighted average number of common shares
              used to compute net income (loss) per
              weighted average share                                      14,372,270       11,528,021
                                                                  ==================  ===============


See Notes to the Consolidated Financial Statements.

                         IJNT.net, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                       Additional
                                          Series A Preferred Stock             Common Stock              Paid-In       Retained
                                            Shares         Amount         Shares          Amount         Capital        Deficit
                                        -------------  --------------  -------------  -------------  --------------  -------------
Balances at 3/31/97                                 0  $            0     10,388,886  $      10,389  $    1,677,259  $    (177,714)
   Issue stock for note payable
     7/31/97                                                                 155,000            155           1,400
   Stock split 2.339936535 for 1
     7/31/97                                                                 776,677            776            (776)
   Sale of shares in private
     placement 8/20/97                                                       680,000            680       1,325,320
   Issue shares to acquire Access
     Comm. 1/1/98                                                            211,000            211         421,789
   Issue shares for services
     1/27/98                                                                  15,000             15          31,485
   Sale of shares in private placement
     1/27/98                                                                  69,620             70         146,064
     2/1/98                                                                   48,200             48         101,172
     3/1/98                                                                    9,762             10          20,490
     3/10/98                                                                 500,000            500         890,635
   Net loss                                                                                                             (2,395,484)
                                        -------------  --------------  -------------  -------------  --------------  -------------
Balances at 3/31/98                                 0               0     12,854,145         12,854       4,614,838     (2,573,198)
   Issued stock to acquire WebIt
     4/17/98 (net of $43,878
     acquisition costs)                                                       20,000             20          15,102
   Issued stock for services:
     4/17/98                                                                  20,637             21          82,527
     7/2/98                                                                   11,500             11          45,988
     7/8/98                                                                   30,000             30         119,970
     8/7/98                                                                    2,000              2           7,998
     8/18/98                                                                  38,000             38         116,962
     9/14/98                                                                  22,000             22          87,978
     10/9/98                                                                  10,000             10          19,990
     10/23/98                                                                 89,550             90         223,785
     11/20/98                                                                 20,000             20          59,980
   Sale of shares in private
     placement 7/7/98                                                        100,000            100         204,860
   Sale of Reg. S shares 7/15/98                                             700,000            700       1,829,857
   Issue stock to acquire
     MRHM, Inc. 8/4/98 (net of                                                37,163             37         107,463
     $100,000 acquisition costs)
   Sale of Reg. D shares 8/18/98                                             563,950            564       1,156,619
   Issue stock for warrants 8/24/98                                          512,821            513         999,487
   Issue stock to retire debt 8/24/98                                         70,000             70          69,930
   Sale of Series A Preferred
     shares 12/31/98 (net of $200,000
     commissions)                               2,000              20                                     1,799,980
   Issue additional shares to settle
     prior year acquisition of
     Access Comm. 1/12/99                                                     30,333             30          (4,518)
   Issue stock for services:
     2/1/99                                                                  118,334            118         266,133
     2/4/99                                                                   25,091             25          49,975
     3/1/99                                                                   41,886             42          88,752
   Issue stock for assets:
     2/17/99                                                                 200,000            200         499,800
     3/31/99                                                                 207,719            208         688,170
   Issue stock to acquire Global
     Broadband 2/22/99 (net of                                               250,000            250         (60,250)
     $590,000 acquisition costs)
   Net loss                                                                                                             (5,073,387)
                                        -------------  --------------  -------------  -------------  --------------  -------------
Balances at 3/31/99                             2,000  $           20     15,975,129  $      15,975  $   13,091,376  $  (7,646,585)
                                        =============  ==============  =============  =============  ==============  =============


See Notes to the Consolidated Financial Statements.

                         IJNT.net, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Years ended March 31,
                                                                1999                1998
                                                          -----------------  ----------------
OPERATING ACTIVITIES
   Net loss                                               $      (5,073,387) $     (2,395,484)
   Add items not requiring the use of cash
     Stock issued for services                                    1,170,467            31,500
     Amortization and depreciation                                  270,173            82,874
     Acquisition costs                                                    0           351,707
   Changes in assets and liabilities:
     Accounts receivable                                            254,922           (39,912)
     Inventory                                                      (41,811)          (44,834)
     Prepaid expenses                                              (288,612)          (12,108)
     Accounts payable                                              (106,495)          401,262
     Accrued liabilities                                            153,874           (41,108)
     Income taxes                                                     4,011               800
                                                          -----------------  ----------------

                                   NET CASH REQUIRED BY
                                   OPERATING ACTIVITIES          (3,656,858)       (1,665,303)

INVESTING ACTIVITIES
   Purchase equipment                                            (1,323,229)                0
   Deposits                                                         (56,515)           (8,907)
   Organization costs                                                  (401)           (8,978)
                                                          -----------------  ----------------

                                   NET CASH REQUIRED BY
                                   INVESTING ACTIVITIES          (1,380,145)          (17,885)

FINANCING ACTIVITIES
   Sale of preferred stock                                        1,800,000                 0
   Sale of common stock                                           4,192,700         1,690,664
   Proceeds from loans                                                    0            83,690
   Principal payments on loans and leases                          (116,243)          (27,863)
                                                          -----------------  ----------------

                                   NET CASH PROVIDED BY
                                   FINANCING ACTIVITIES           5,876,457         1,746,491
                                                          -----------------  ----------------

                                   INCREASE IN CASH AND
                                       CASH EQUIVALENTS             839,454            63,303

   Cash and cash equivalents at beginning of period                  63,303                 0
                                                          -----------------  ----------------

                              CASH AND CASH EQUIVALENTS
                                       AT END OF PERIOD   $         902,757  $         63,303
                                                          =================  ================

Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
     Interest                                             $          24,240  $         10,071

Noncash investing and financing activities
     During the period ended March 31, 1999, the Company issued 745,215 shares of common stock for assets valued at $1,246,512, and the Company issued 70,000 shares to satisfy debt. Equipment at a cost of $377,344 was acquired by incurring contracts and leases payable in the same amount.

See Notes to the Consolidated Financial Statements.

                         IJNT.net, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             Principles of Consolidation
             The consolidated financial statements for 1998 include the accounts of the Company and its wholly-owned subsidiaries IJNT, Inc., which was incorporated January 15, 1997 under the laws of the State of Nevada, and Access Communications, Inc., a Texas corporation, which was purchased January 1, 1998. The consolidated financial statements for 1999 include the accounts of the Company and its wholly-owned subsidiaries IJNT, Inc., Access Communications, Inc., WebIt of Utah, Inc., a Utah corporation purchased April 17, 1998; UrJet Backbone Network, Inc., which was incorporated in December 1998 under the laws of Nevada; Man Rabbit House Multimedia, Inc., a California corporation purchased August 14, 1998; and Global Broadband Services, Inc., a Nevada corporation purchased February 22, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

             Business Activity
             The Company was incorporated on June 11, 1992 in Delaware as Picometrix, Inc. On August 8, 1997 the name was changed to Interjet Net Corporation. During the year ended March 31, 1999, the name was changed to IJNT.net Corporation, then to IJNT International, Inc. and finally to IJNT.net, Inc. The Company acquired the bulk of its assets July 31, 1997 with the acquisition of IJNT, Inc. The Company and its subsidiaries are engaged in the business of providing wireless internet access through microwave technology, dial-up internet access, web site design, web hosting services, fiber backbone connectivity, and a variety of telecommunications carrier services.

             Basis of Accounting
             The consolidated financial statements are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. The Company has addressed the ramifications of SOP 97-2 and has determined that it is applicable to certain types of transactions contemplated by its web-site development division Man Rabit House Multimedia, Inc. This division develops corporate web-sites. This division's revenue is recognized based on stages of development. Each stage of development is authenticated by the customer in the form of an acceptance contract. The customer does not sign the acceptance contract until the product is installed, and deemed functional by the customer. The aforementioned milestones typically span over a one to three month period of development. Therefore, the majority of the milestones are met within any given quarter.

             Earnings (Loss) Per Share
             Earnings (loss) per share amounts are calculated based on the weighted average number of shares outstanding during the period.

             Organization costs
             Organization costs are being amortized over a five year period.

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

                         IJNT.net, INC. AND SUBSIDIARIES

                                 March 31, 1999

NOTE 2:      FORMER DEVELOPMENT STAGE COMPANY
             The Company was in the development stage from its inception until December 31, 1997. Commencing January 1, 1998, the Company has sufficient revenue through operations of its subsidiaries that management considers it to be no longer in the development stage.

NOTE 3:      RELATED PARTY TRANSACTIONS
             During 1997, the Company's subsidiary, IJNT, Inc. acquired assets valued at $699,000 from an officer in exchange for 1,000 shares of common stock. The officer paid costs of $321,252 on behalf of IJNT, Inc. as additional consideration for the stock. The assets were recorded on IJNT, Inc.'s books at their historical cost to the officer.

             In  March  1999,  the  Company   acquired  channel  rights  from  a
             stockholder for $450,000, which is believed to be fair market value.

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

             At March 31, 1999, the Company owed two stockholders $156,690, payable within the next 12 months without interest. At that date the Company was owed $79,693 by a stockholder, payable within the next 12 months without interest.

NOTE 4:      PROPERTY AND EQUIPMENT
             Property and equipment as of March 31, 1999 are summarized as follows:

                                                           Cost         Depreciation       Net Book Value
                                                     --------------   ----------------   ------------------
               Furniture                             $      180,075   $         40,940   $          139,135
               Equipment                                    620,145            118,534              501,611
               Transmission Equipment                     1,865,789            202,144            1,663,645
               Leased Vehicle                                12,749              3,187                9,562
                                                     --------------   ----------------   ------------------
                                                     $    2,678,758   $        364,805   $        2,313,953
                                                     ==============   ================   ==================

NOTE 5:      LICENSES AND OTHER
             The Company owns various MMDS, ITFS, and LPTV (wireless cable) licenses to operate in various cities. The Company has also recently purchased customer bases from two entities and signed a non-compete agreement with an officer. The MMDS Channel rights and ITFS rights will be amortized over their remaining useful lives beginning April 1, 1999. A summary is as follows:

                 MMDS Channel rights (see Note 3)         $     450,000
                 LPTV rights and licenses (see Note 3)          699,000
                 ITFS rights                                    634,746
                 Customer bases                                 238,677
                 Non-compete agreement                           50,000
                                                          -------------
                                                          $   2,072,423
                                                          =============

NOTE 6:      LONG-TERM LIABILITIES
             Long-term debt at March 31, 1999 is detailed as follows:

                                               Interest                          Principal Balance
                                                 Rate          Payment         Current       Long-term
                                            --------------  -------------  -------------  --------------
                Vehicle contract                      9.75  $       1,099  $      13,183  $       19,097
                Vehicle contract                     13.30            378          4,536           8,384
                Vehicle lease                         9.90            531          8,778           3,604
                Note payable to consultant               0              0              0         133,344
                Note payable to corporation              0              0              0          31,250
                                            --------------  -------------  -------------  --------------
                                                                           $      26,497  $      195,679
                                                                           =============  ==============

                         IJNT.net, INC. AND SUBSIDIARIES

                                 March 31, 1999

NOTE 6:      LONG-TERM LIABILITIES (continued)
             Scheduled principal reductions of the debt are as follows:

                            2000            $       26,497
                            2001                   175,969
                            2002                    19,710
                                            --------------

                                            $      222,176
                                            ==============

NOTE 7:      COMMITMENTS AND CONTINGENCIES
             The Company conducts its operations in leased facilities under noncancellable operating leases expiring through 2001. In addition, the Company leases equipment under noncancellable operating leases expiring through 2007. The minimum future rental commitments under operating leases are as follows:

                        Year ending
                         March 31,            Facilities      Equipment         Total
                  ----------------------    --------------  -------------  -------------
                           2000             $      535,002  $      82,028  $     617,030
                           2001                    487,272         71,400        558,672
                           2002                    466,272         71,400        537,672
                           2003                    434,404         71,400        505,804
                        Beyond 2003                185,334         71,400        256,734
                                            --------------  -------------  -------------

                                            $    2,108,284  $     367,628  $   2,475,912
                                            ==============  =============  =============

             Payments under these leases (included in general and administrative expenses) were $317,417 for the year ended March 31, 1999 and $190,944 for the year ended March 31, 1998.

NOTE 8:      INCOME TAXES
             No federal income taxes were due for the years ended March 31,1999 or 1998.

             At March 31, 1999, the Company has a federal net operating loss carryover of approximately $7,500,000. The federal loss will expire starting March 31, 2012.

             At March 31, 1999, the Company has a deferred tax asset in the amount of $0. There is a potential asset based on future reduction of income taxes using the net operating loss carryforward. The amount has been reserved 100% due to the Company's losses. Management believes that the Company will realize sufficient income in the future to utilize the net operating loss carryforward. However, since future income can only be estimated, there is not sufficient basis for recognition of any deferred tax asset at this time.

NOTE 9:      ACQUISITION OF SUBSIDIARIES
             The Company issued 548,496 shares to acquire subsidiaries (treated as purchase transactions) as follows:

                January 1, 1998         Access Communications, Inc.                241,333
                April 17, 1998          WebIt of Utah, Inc.                         20,000
                August 4, 1998          Man Rabbit House Multimedia, Inc.           37,163
                February 22, 1999       Global Broadband Services, Inc.            250,000
                                                                             -------------

                                                                                   548,496
                                                                             =============

                                                                      SCHEDULE 1
                         IJNT.net, Inc. AND SUBSIDIARIES

                CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES




                                       Years ended March 31,
                                        1999               1998
                                 -----------------  ----------------
Accounting                       $          51,375  $         26,035
Automobile expense                          42,368            35,947
Bad debts                                      554                 0
Computer expense                           116,268            85,311
Consulting                                 646,727           131,489
Insurance                                  106,034            48,280

Lease - channel                             70,620           136,682
Legal                                      269,548            82,852
Marketing and advertising                  567,073            60,933
Meals and entertainment                     57,306            25,779
Office expense                             360,572            72,215

Outside services                           117,211            40,061
Payroll taxes and benefits                 215,154            60,666
Postage                                     54,203            23,005
Relocation expense                           7,755             5,310

Repairs and maintenance                      7,294             4,039
Rent expense                               317,417           190,944
Salaries                                 2,154,535           713,482
Taxes and licenses                          13,459             9,498

Telephone                                  473,651           113,928
Travel                                     202,351           177,975
                                 -----------------  ----------------

                                 $       5,851,475  $      2,044,431
                                 =================  ================