Form 10QSB
period 1999-06-30
IJNT INTERNATIONAL INC
filed 1999-08-16
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter period ended: June 30, 1999

                                       or

[] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from:

Commission file number:      0-24408

                                 IJNT.net, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                       33-0611753
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification Number)

2800 Post Oak Boulevard,  Houston, Texas            77056
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (713) 462-4222

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          The number of shares outstanding of the registrant's common stock on August 10, 1999 was 17,419,031

                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

         The following Consolidated Financial Statements of the Company and its subsidiaries and related notes are included herein:


         Consolidated Balance Sheet as of June 30, 1999;

         Consolidated Statements of Income for the three months ended June 30, 1999 and June 30, 1998;

         Consolidated Statement of Cash Flows for the three months ended June 30, 1999 and June 30, 1998;

         Notes to Consolidated Financial Statements.

                                 IJNT.net, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999

ASSETS
Current Assets
   Cash                                                                                      $         764,447
   Account Receivable                                                                                  670,704
   Prepaid Expenses                                                                                     90,676
   Other Receivables                                                                                   207,980
   Inventory                                                                                           166,338
                                                                                             -----------------
                                                                      Total Current Assets           1,900,145

Property, Plant, and Equipment                                                                       2,812,360

Other Assets
   Organizational Costs                                                                                  6,743
   Deposits                                                                                            179,287
   Licenses and Other                                                                                2,121,918
                                                                                             -----------------
                                                                                                     2,307,948
                                                                                             -----------------

                                                                              TOTAL ASSETS   $       7,020,453
                                                                                             =================

LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities
   Accounts Payable                                                                          $         510,648
   Accrued Liabilities                                                                                 122,874
   Payroll Withholding & Other                                                                          54,787
   Income Taxes Payable (State)                                                                          4,811
   Loans from Stockholders                                                                              16.690
   Current Portion of Long-term Debt                                                                    19,873
                                                                                             -----------------
                                                                 Total Current Liabilities             729,683

Long-term Debt                                                                                         191,430
                                                                                             -----------------
                                                                         Total Liabilities             921,113
Stockholders Equity
   Series A Preferred Stock, $.01 par value:
     Authorized 1,000,000 shares;
     Issued and Outstanding 3,200 shares                                                                    32
     Additional Paid-in Capital - Preferred Stock                                                    3,589,968
   Common Stock, $.001 par value;
     Authorized 20,000,000 shares;
     Issued and Outstanding 17,183,756                                                                  17,184
     Additional Paid-in Capital                                                                     11,789,777
   Retained Earnings (Deficit)                                                                      (9,297,621)
                                                                                             -----------------
                                                                 Total Stockholders Equity           6,099,340
                                                                                             -----------------

                                                   TOTAL LIABILITIES & STOCKHOLDERS EQUITY   $       7,020,453
                                                                                             =================


See Notes to Consolidated Financial Statements.

                                 IJNT.net, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three months ended June 30, 1999 and 1998


                                                                                1999               1998
                                                                         -----------------   -----------------
Revenues                                                                 $       1,153,251   $         179,851
Cost of Sales                                                                      508,658              97,270
                                                                         -----------------   -----------------
                                                           Gross Profit            644,593              82,581

General & Administrative Expenses
   Professional Services                                                           195,656             142,537
   Salaries - Officers                                                              88,250              52,200
   Salaries - Others                                                               738,127             226,139
   Payroll Taxes & Benefits                                                         69,749              26,860
   Office Expenses                                                                  74,893              19,193
   Advertising & Marketing                                                         282,337             105,253
   Auto Expense                                                                     24,936               7,816
   Travel & Entertainment                                                           81,722              96,730
   Computer Expenses                                                                18,666               9,067
   Depreciation & Amortization                                                     167,377              40,609
   Channel Lease Payments                                                                0              13,750
   Equipment Lease Payment                                                               0              11,281
   Postage & Delivery                                                               18,479              10,848
   Insurance                                                                        32,325              23,227
   Interest Expenses                                                                     0                   7
   Rent                                                                            131,365              36,020
   Temporary Help & Outside Services                                                 2,703              11,107
   Tower Lease Payments                                                                  0               4,640
   Telephone Expense                                                               352,695              24,002
   Taxes - Other                                                                     1,999               3,656
                                                                         -----------------   -----------------
                                Total General & Administrative Expenses          2,281,279             864,942

Interest Income                                                                          0               1,080
Provision for Income Tax                                                            14,352                   0
                                                                         -----------------   -----------------

                                                      NET PROFIT (LOSS)  $      (1,651,038)  $        (781,281)
                                                                         =================   =================


See Notes to Consolidated Financial Statements.

                                 IJNT.net, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 1999 and 1998


                                                                                1999               1998
                                                                         -----------------   -----------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                     $      (1,651,038)  $        (781,281)
   Adjustments:
     Depreciation and Amortization                                                 167,377              40,609
     Expenses Paid with Common Stock                                                     0              88,948
     Changes in current accounts                                                   (31,155)           (162,564)
                                                                         -----------------   -----------------
                              Net Cash Required by Operating Activities         (1,514,816)           (814,288)

INVESTING ACTIVITIES
   Purchase of Inventory                                                           (79,693)           (165,677)
   Purchase of Fixed Assets                                                       (665,782)           (104,407)
   Deposits and Other                                                             (163,360)                  0
                                                                         -----------------   -----------------
                              Net Cash Requited by Investing Activities           (908,835)           (270,084)

FINANCING ACTIVITIES
   Loans                                                                                 0              (4,250)
   Repayment of Loans                                                               (4,249)            (17,540)
   Sale of Common Stock                                                          2,289,590           1,486,620
                                                                         -----------------   -----------------
                   Net Cash Provided (Required) by Investing Activities          2,285,341           1,464,830
                                                                         -----------------   -----------------

Increase (Decrease) in Cash and Cash Equivalents                                  (138,310)            380,458

Cash and Cash Equivalents at Beginning of Period                                   902,757              63,303
                                                                         -----------------   -----------------

Cash and Cash Equivalents at End of Period                               $         764,447   $         443,761
                                                                         =================   =================


See Notes to Consolidated Financial Statements.

                            INTERJET NET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended June 30, 1999


NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IJNT.net, Inc. and its wholly-owned subsidiaries IJNT, Inc., Access Communications, Inc., WebIt of Utah, Inc., UrJet Backbone Network, Inc., Man Rabbit House Multimedia, Inc., and Global Broadband Services, Inc. have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

NOTE 2:           CAPITALIZATION

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,377. On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to IJNT, Inc. (formerly known as InterJet Net, Inc.) in conjunction with the purchase of all of the outstanding stock of IJNT, Inc.

Over the past two years, the Company has entered into various private placement offerings as well as offerings under Regulations D and S of the Securities and Exchange Act of 1933.

On December 4, 1998, the Company entered into an Agreement with Private Investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's Preferred Series A Stock (the "Preferred Stock") for a price of $1.8 million. In May of 1999, the agreement was amended to include an additional 2000 shares of Preferred Series A Stock, which netted an additional $ 1.8 million to the Company. Through June 30, 1999 approximately 800 shares of Preferred Stock has been converted to 800,000 shares of Common Stock. The Preferred Stock has a par value of $.01 per share. A dividend of 8% per annum accrues on unconverted Preferred Shares held by the investors. The investors have the ability to convert the Preferred Stock into Common Stock of the Company at a rate of 1,000 shares of Common Stock for each share of Preferred Stock converted. The Company has the ability to put additional shares of Preferred Stock to the Investors based on the market price and average daily volume of shares traded of the Company's common stock. The maximum total investment, which can be made by the investors under the Agreement, is $10 million.

NOTE 3:           RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their business interests. The Company has not formulated a policy for the resolution of such conflicts, except that the Company has adopted a policy that its executives are not permitted to accept positions to serve as directors of any organization which does business with the Company without the prior approval of the Company's CEO.

                            INTERJET NET CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        Three Months Ended June 30, 1999


NOTE 4:           INCOME TAXES

The Company has available at March 31, 1999, net operating loss carry forwards of approximately $9.3 million which may provide future tax benefits which expire starting in June of 2010.

NOTE 5:           WARRANTS OR OPTIONS TO PURCHASE COMMON STOCK

At June 30, 1999, there are outstanding no outstanding warrants or options purchase shares of the Company's common stock. As described in Note 2 above, the outstanding Preferred Series A Stock is convertible into shares of common stock in the Company.

NOTE 6:           SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company produced gross revenues of $1,153,251 for the quarter ended on June 30, 1999. This represents an increase of 541 % when compared to the revenue of $179,851 for the quarter ended June 30, 1998.

The Man Rabbit House subsidiary, which was acquired in August of 1998, contributed $354,612 in revenues for the current quarter.

The Salt Lake City system generated gross revenues of $171,110 an increase of 212% compared with revenues of $54,801 in the same period a year ago. The wireless subscriber base in Salt Lake increased to 273 as of June 30, 1999. This is a 170% increase from the 101 subscribers signed up as of June 30, 1998. Currently, there are 1898 dial-up subscribers on the Salt Lake systems. The gross revenues from wireless subscribers totaled $18,208 in the current quarter.

Similarly, the revenues of the Beaumont system increased to $118,301 from $7,095 in the quarter ended June 30, 1998. This represents an increase of 1567 %.

The Houston office generated gross revenues of $187,224 in the quarter ended June 30, 1999, compared with gross revenues of $117,955 in the same period last year. This represents an increase of 59 %. The Houston system has been expanded to offer wireless Internet access in the current quarter. This development is expected to dramatically increase revenues in the upcoming quarters.

The Northern California operations have been added since the beginning of this calendar year. The current quarter's revenues totaled $27,432.

UrJet Backbone Network ("UBN") is a wholly owned subsidiary of the Company that was formed in the last quarter of 1998 to deploy fiber backbone connectivity and a variety of telecommunications carrier services. Competitive Local Exchange Carrier (CLEC) registration is currently pending in several states. Upon approval of this registration, UBN will compete with local telephone companies to deliver various telecommunication services to customers. UBN's fiber backbone is now in place in such markets as Los Angeles, San Francisco and Orange County. Los Angeles, Dallas, Houston, Salt Lake City, Phoenix, San Diego and several other major markets should be fully connected by the end of the 1999 calendar year. UBN also has rights to fiber routes and collocation/interconnection facilities in 13 major cities across the U.S. In the current quarter, UBN will begin recognizing revenues in fiscal Q2, 1999. The revenues of UBN are expected to increase greatly after the granting of CLEC status, which is anticipated soon.

The Company's loss for the three months ended June 30, 1999 was equal to $1,651,038. This is compared to a loss for the three-month period ended June 30, 1998 of $781,281. The current quarter's loss increased dramatically due to the aggressive expansion of the Company's business. The expenses are primarily attributable to the Company's Selling, General and Administrative Expenses of which salaries, professional fees and marketing made up the largest amount. The increased expenses also reflect the activity of the newly acquired and incorporated subsidiaries of the Company.

Total salaries of $826,377 were paid or accrued for the three months ended June 30, 1999. This equated to 36.2 % of the total expenses for the quarter that totaled $2,281,279. This salary expense is compared to $278,339 (which was 32.2% of total expenses of $864,942) incurred by the Company in the three months ended June 30, 1998. The Company incurred expenses of $195,656 in professional fees, including attorneys, accountants, engineers and consultants. This amount represented 8.6 % of total G&A expenses for the quarter. In the same quarter a year ago, $142,537 was expended on professional fees, or 16.5% of total expenses for the quarter. The Company anticipates continuing to incur a large amount of professional fees as it continues to rapidly expand. The total cost advertising and marketing increased this quarter to $282,337 (or 12.4 % of total G&A expenses) compared to $105,253 for the three months ended June 30, 1998. This represented 12.2% total expenses for the quarter.

The Company has current assets totaling $1,900,145 at June 30, 1999 with total net working capital of $1,170,462. This equates to a current ratio of approximately 2.60.

                           PART II - OTHER INFORMATION

ITEM 5.           Other Information.

On or about July 30, 1999, the Company entered into a Master Purchase Agreement and secured line of credit agreement with Nortel Networks, a Canadian corporation which manufactures telecommunications equipment. Under the terms of the Agreement, Nortel Networks will provide the Company with $7 million in operating capital, to be repaid from future public equity fundraising by the Company. Nortel Networks will also deliver $8.2 million worth of equipment to the Company for installation in its Los Angeles office and surrounding locations as part of a network being built to offer DSL (Digital Subscriber Line) service and other telecommunications services to the Company's customers. The Agreement also extends a $37 million line of credit to the Company to purchase goods and services from Nortel Networks over the next two years for the buildout of the DSL network. The network planned by Nortel and the Company's engineers under the agreement will accommodate DSL service, other dial-up and high-speed Internet access services, traditional telephone service, fax, video, audio and videoconferencing services, as well as other data transport products and services. The network is scalable such that additional locations may be added to the network in the future as components without altering the core of the network. Initially, Nortel will deliver a DMS-500 telecommunications switch, and an extensive list of associated hardware and software, including one-megabit modems(TM) for customer premises equipment and StarHub(TM) network access devices. The Company anticipates placing the first customers on the network in service in October 1999, and placing approximately 15,000 DSL subscribers on the network in Phase I of the network development.

ITEM 6.           Exhibits and Reports on Form 8-K

Reports of Form 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            August 16, 1999
                                      IJNT.net, Inc.

                                        s:/ Jon H. Marple
                                      Jon H. Marple, President, Chairman
                                      and Chief Financial Officer

                                        s:/ Mary E. Blake
                                      Mary E. Blake, Vice President and
                                      Director