Form 10KSB/A
period 1999-03-31
IJNT INTERNATIONAL INC
filed 1999-09-17
CIK 925739

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-KSB

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

Common Stock, $.001 Par Value - 17,183,756 shares


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                EXPLANATORY NOTE


     This Annual Report on Form 10-KSB/A ("Form-KSB/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission on July 13, 1999 ("Form 10-KSB") for the purpose of making amendments to Item 7 of
Part II (in particular, changes to the Balance Sheet, the Consolidated Statements of Changes in Stockholders' Equity, Note 1 - Summary of Significant Accounting Policies, Note 3 - Related Party Transactions and Note 5 - Licenses and Other, and the addition of new Note 10 - Redeemable Preferred Stock) and
Item 13 of Part III of IJNT.net, Inc.'s Annual Report on Form 10-KSB.

                                 IJNT.net, Inc.
                                  Form 10-KSB/A
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                     INDEX

                                                                            Page
                                    Part II
Item 7.   Financial Statements and Supplementary Data                         4


                                    Part III
Item 13.  Exhibits List and Reports on Form 8-K                              F-7

                                     PART II


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

Consolidated Statements of Cash Flows for the years ended
     March 31, 1999 and March 31, 1998.....................................  F-5

Notes to the Consolidated Financial Statements.............................  F-6

Consolidated General and Administrative Expenses
     for the two years ended March 31, 1999 and March 31, 1998.............  F-9

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits of the Company are included herein

                                                                  Sequential
     Exhibit No.        Document Description                       Page No.
         3.             Certificate of Incorporation and Bylaws       -
                        3.1  Articles of Incorporation(1)
                        3.2  Bylaws(1)

         27.1           Financial Data Schedule                       19

         99.1           Appraisal of Acquired Channel Rights          20

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24408


         (b)            Reports on Form 8-K

                        None filed during the fourth quarter

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

                         IJNT.net, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                                            March 31,
                                                                                                               1999
                                                                                                        -----------------
ASSETS
CURRENT ASSETS
              Cash in bank                                                                              $         902,757
              Accounts receivable - Trade                                                                         291,642
              Stockholder receivable (Note 3)                                                                      79,693
              Other receivables                                                                                   207,980
              Inventory                                                                                            86,645
              Prepaid expenses                                                                                    300,720
                                                                                                        -----------------

                                                                               TOTAL CURRENT ASSETS             1,869,437

PROPERTY AND EQUIPMENT (Notes 1 and 4)                                                                          2,313,953

OTHER ASSETS
              Deposits                                                                                             65,422
              Organization costs (Note 1)                                                                           6,743
              Licenses and other (Note 5)                                                                       2,072,423
                                                                                                        -----------------

                                                                                 TOTAL OTHER ASSETS             2,144,588
                                                                                                        -----------------

                                                                                                        $       6,327,978
                                                                                                        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                                                          $         283,249
              Accrued liabilities                                                                                 200,266
              Income taxes payable                                                                                  4,811
              Note payable                                                                                              0
              Loans from stockholders (Note 3)                                                                    156,690
              Current portion of long-term debt (Note 6)                                                           26,497
                                                                                                        -----------------

                                                                          TOTAL CURRENT LIABILITIES               671,513

LONG-TERM LIABILITIES (Note 6)                                                                                    195,679
                                                                                                        -----------------

                                                                                  TOTAL LIABILITIES               867,192

REDEEMABLE PREFERRED STOCK (Note 10)
              Series A Preferred stock $.01 par value:
                Authorized 1,000,000 shares;
                Issued and outstanding 2,000 shares                                                             2,364,260

STOCKHOLDERS' EQUITY
              Common stock, $.001 par value:
                Authorized 20,000,000 shares;
                Issued and outstanding 15,975,129 shares                                                           15,975
                Additional paid-in capital                                                                     10,727,136
              Retained deficit                                                                                 (7,646,585)
                                                                                                        -----------------

                                                                         TOTAL STOCKHOLDERS' EQUITY             3,096,526
                                                                                                        -----------------


                                                                                                        $       6,327,978
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
                                                                  ==================  ===============


See Notes to the Consolidated Financial Statements.

                         IJNT.net, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                       Additional
                                          Series A Preferred Stock             Common Stock              Paid-In       Retained
                                            Shares         Amount         Shares          Amount         Capital        Deficit
                                        -------------  --------------  -------------  -------------  --------------  -------------
Balances at 3/31/97                                 0  $            0     10,388,886  $      10,389  $    1,677,259  $    (177,714)
   Issue stock for note payable
     7/31/97                                                                 155,000            155           1,400
   Stock split 2.339936535 for 1
     7/31/97                                                                 776,677            776            (776)
   Sale of shares in private
     placement 8/20/97                                                       680,000            680       1,325,320
   Issue shares to acquire Access
     Comm. 1/1/98                                                            211,000            211         421,789
   Issue shares for services
     1/27/98                                                                  15,000             15          31,485
   Sale of shares in private placement
     1/27/98                                                                  69,620             70         146,064
     2/1/98                                                                   48,200             48         101,172
     3/1/98                                                                    9,762             10          20,490
     3/10/98                                                                 500,000            500         890,635
   Net loss                                                                                                             (2,395,484)
                                        -------------  --------------  -------------  -------------  --------------  -------------
Balances at 3/31/98                                 0               0     12,854,145         12,854       4,614,838     (2,573,198)
   Issued stock to acquire WebIt
     4/17/98 (net of $43,878
     acquisition costs)                                                       20,000             20          15,102
   Issued stock for services:
     4/17/98                                                                  20,637             21          82,527
     7/2/98                                                                   11,500             11          45,988
     7/8/98                                                                   30,000             30         119,970
     8/7/98                                                                    2,000              2           7,998
     8/18/98                                                                  38,000             38         116,962
     9/14/98                                                                  22,000             22          87,978
     10/9/98                                                                  10,000             10          19,990
     10/23/98                                                                 89,550             90         223,785
     11/20/98                                                                 20,000             20          59,980
   Sale of shares in private
     placement 7/7/98                                                        100,000            100         204,860
   Sale of Reg. S shares 7/15/98                                             700,000            700       1,829,857
   Issue stock to acquire
     MRHM, Inc. 8/4/98 (net of                                                37,163             37         107,463
     $100,000 acquisition costs)
   Sale of Reg. D shares 8/18/98                                             563,950            564       1,156,619
   Issue stock for warrants 8/24/98                                          512,821            513         999,487
   Issue stock to retire debt 8/24/98                                         70,000             70          69,930
   Sale of Series A Preferred
     shares 12/31/98 (net of $200,000
     commissions)                               2,000       1,800,000
   Issue additional shares to settle
     prior year acquisition of
     Access Comm. 1/12/99                                                     30,333             30          (4,518)
   Issue stock for services:
     2/1/99                                                                  118,334            118         266,133
     2/4/99                                                                   25,091             25          49,975
     3/1/99                                                                   41,886             42          88,752
   Issue stock for assets:
     2/17/99                                                                 200,000            200         499,800
     3/31/99                                                                 207,719            208         688,170
   Issue stock to acquire Global
     Broadband 2/22/99 (net of                                               250,000            250         (60,250)
     $590,000 acquisition costs)
   Recognition of Beneficial Conversion
     Feature of Redeemable Preferred
     Stock (Note 10)                                          564,260                                      (564,260)
   Net loss                                                                                                             (5,073,387)
                                        -------------  --------------  -------------  -------------  --------------  -------------
Balances at 3/31/99                             2,000  $    2,364,260     15,975,129  $      15,975  $   10,727,136  $  (7,646,585)
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


             Basis of Accounting
             The consolidated financial statements are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. Wireless internet service requires certain hardware items which must be installed at the customer's location. The sale of the equipment and installation labor are recognized as revenue in the period in which it was installed. Internet access revenue is recognized monthly as it is billed. Web site development services revenue is recognized based on stages of development, typically over a period of one to three months, as the stages are authenticated by the customer.


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

                         IJNT.net, INC. AND SUBSIDIARIES

                                 March 31, 1999


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


             In March 1999, the Company acquired channel rights from a related party for $450,000, which was the book value of the acquired assets on the books of the seller. The Company obtained an independent appraisal supporting such valuation as an approximation of the market value of the acquired assets.


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
                                                     ==============   ================   ==================


NOTE 5:      LICENSES AND OTHER
             The Company owns various MMDS, ITFS, and LPTV (wireless cable) licenses to operate in various cities. The Company has also recently purchased customer bases from two entities and signed a non-compete agreement with an officer. These assets are recorded at cost and amortized on a straight-line basis over the life of the assets (up to 10 years). The Company reviewed publicly available documents concerning acquisitions of similar licenses and rights by the following companies:

                         IJNT.net, INC. AND SUBSIDIARIES

                                 March 31, 1999


             1. Sprint's acquisition of Videotron USA for approximately $108.0 million in May 1999.
             2. Antilles Wireless, LLC acquisition of wireless cable channel rights from American Telecasting, Inc. for approximately $6.2 million in April 1999.
             3. MCI Worldcom Inc.'s acquisition of entire capital stock of CAI for approximately $408.0 million in April 1999.
             4. Sprint's acquisition of People's Choice TV Corp. for approximately $100.2 million in April 1999.

             The Company has also consulted with Mr. Andrew Nestor, an industry expert, regarding the valuation of its licenses and lease rights. Based on the above-described research and analysis, management believes that the cost of assets as carried on the books is an appropriate approximation of the fair value of such licenses and lease rights.


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

                         IJNT.net, INC. AND SUBSIDIARIES

                                 March 31, 1999


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
                                                                             -------------

                                                                                   548,496
                                                                             =============


NOTE 10:     REDEEMABLE PREFERRED STOCK

             At December 1, 1998, The Company issued 2,000 shares of Series A Preferred Stock with $0.01 par value and $1,000 liquidation value. The base carrying value (net of $200,000 commissions) is $1,800,000. These shares were immediately convertible (at the shareholder's option) to common stock at a 20% discount from the average closing price for the five days immediately preceding a request for conversion. Based on the quoted closing prices (OTCBB:
             LJNT) for the period from November 25-30, 1998, the 2,000 shares could have been immediately converted to 687,285 shares of common stock with fair market value of $2,364,260. A Beneficial Conversion Feature in the amount of $564,260 has been recognized in the balance sheet, along with an immediate offset to additional paid-in capital because the Company has not retained earnings from which to pay dividends. At March 31, 1999 none of the preferred shares had been converted.

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
                                 =================  ================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized September 15, 1999.

                                 IJNT.net, Inc.


                                 By:    /s/ Jon Marple
                                        Jon H. Marple
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 15, 1999.


By:  /s/ Jon H. Marple          President, Treasurer, Chief Executive Officer,
    --------------------------  Chief Financial Officer and Chairman
        Jon H. Marple

By:  /s/ Mary E. Blake          Vice President, Secretary and Director
    --------------------------
        Mary E. Blake

By:  /s/ Richard W. Torney      Director
    --------------------------
        Richard W. Torney

By:  /s/ Robert B. Santore      Director, Web Site Design Director
    --------------------------
        Robert B. Santore

By:  /s/ Jeffrey R. Matsen      Director
    --------------------------
        Jeffrey R. Matsen

                                 EXHIBIT INDEX



                                                                  Sequential
     Exhibit No.        Document Description                       Page No.
         3.             Certificate of Incorporation and Bylaws       -
                        3.1  Articles of Incorporation(1)
                        3.2  Bylaws(1)

         27.1           Financial Data Schedule                       19

         99.1           Appraisal of Acquired Channel Rights          20

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24408