Form 10KSB/A
period 1999-03-31
IJNT INTERNATIONAL INC
filed 1999-10-08
CIK 925739

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 2 to
                                   FORM 10-KSB/A

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

Common Stock, $.001 Par Value - 17,183,756 shares


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                EXPLANATORY NOTE


     This Annual Report on Form 10-KSB/A ("Form-KSB/A") is being filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission on July 13, 1999 ("Form 10-KSB") for the purpose of making amendments to Item 7 of
Part II (in particular, changes to the Consolidated Statements of Operations) and Item 13 of Part III of IJNT.net, Inc.'s Annual Report on Form 10-KSB.

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

                                 IJNT.net, Inc.
                                and Subsidiaries
                     Condensed Consolidated Income Statement
              For the Years Ended March 31, 1999 and March 31, 1998

                                                                     March 31, 1999        March 31, 1998
                                                                  --------------------  ------------------
     Sales                                                        $         1,552,194   $         147,057
     Cost of Sales                                                            543,657              66,405
                                                                  --------------------  ------------------
                                                  GROSS PROFIT              1,008,537              80,652

     General and Administrative Costs                                       5,851,475           2,044,431
     Depreciation and Amortization                                            270,173              82,874
     Interest and Bank Charges                                                 24,240              10,071
                                                                  --------------------  ------------------
                                      TOTAL OPERATING EXPENSES              6,145,888           2,137,376

     Net Operating Loss                                                    (5,137,351)         (2,056,724)

     Other Income (Expense)
           Interest income                                                     65,474              12,947
           Acquisition costs                                                   (1,510)           (351,707)
                                                                  --------------------  ------------------

                                                      NET LOSS    $        (5,073,387)  $      (2,395,484)
                                                                  ====================  ==================

EARNINGS (LOSS) PER COMMON SHARE
           Net income (loss)                                      $        (5,073,387)  $      (2,395,484)
           Recognition of Beneficial Conversion Feature
              of Redeemable Preferred Stock (Quasi-dividend)                 (564,260)                  0
                                                                  --------------------  ------------------
                 Net loss used to compute net income per share    $        (5,637,647)  $      (2,395,484)
                                                                  ====================  ==================

                                            Net loss per share    $              (.39)  $            (.21)
                                                                  ====================  ==================

           Weighted average number of common shares
              used to compute net income (loss) per
              weighted average share                                       14,372,270          11,528,021




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

Consolidated Statements of Cash Flows for the years ended
     March 31, 1999 and March 31, 1998.....................................  F-5

Notes to the Consolidated Financial Statements.............................  F-6

Consolidated General and Administrative Expenses
     for the two years ended March 31, 1999 and March 31, 1998.............  F-9

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits of the Company are included herein

                                                                  Sequential
     Exhibit No.        Document Description                       Page No.
         3.             Certificate of Incorporation and Bylaws       -
                        3.1  Articles of Incorporation(1)
                        3.2  Bylaws(1)

         27.1           Financial Data Schedule                       19

         99.1           Appraisal of Acquired Channel Rights(2)       20

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24408

(2) Previously filed with Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1999.

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
                                                                                                        =================


See Notes to the Consolidated Financial Statements.

                         IJNT.net, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Years ended March 31,
                                                                         1999                1998
                                                                  ------------------  ---------------
Sales                                                             $       1,552,194   $      147,057
Cost of sales                                                               543,657           66,405
                                                                  ------------------  ---------------
                                                    GROSS PROFIT          1,008,537           80,652

General and administrative expenses (Schedule 1)                          5,851,475        2,044,431
Depreciation and amortization (Note 1)                                      270,173           82,874
Interest and bank charges                                                    24,240           10,071
                                                                  ------------------  ---------------
                                                                          6,145,888        2,137,376
                                                                  ------------------  ---------------

Net operating loss                                                       (5,137,351)      (2,056,724)

Other Income (Expense)
           Interest income                                                   65,474           12,947
           Acquisition costs                                                 (1,510)        (351,707)
                                                                  ------------------  ----------------

                                                        NET LOSS  $      (5,073,387)  $   (2,395,484)
                                                                  ==================  ===============

EARNINGS (LOSS) PER COMMON SHARE
           Net income (loss)                                      $      (5,073,387)  $   (2,395,484)
           Recognition of Beneficial Conversion Feature
              of Redeemable Preferred Stock (Quasi-dividend)               (564,260)               0
                                                                  ------------------  ---------------
                  Net loss used to compute net income per share   $      (5,637,647)  $   (2,395,484)
                                                                  ==================  ===============

                                              Net loss per share  $            (.39)  $         (.21)
                                                                  ==================  ===============

           Weighted average number of common shares
              used to compute net income (loss) per
              weighted average share                                      14,372,270       11,528,021
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
                                 =================  ================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized October 7, 1999.

                                 IJNT.net, Inc.


                                 By:    /s/ Jon Marple
                                        Jon H. Marple
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 7, 1999.


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

By:  /s/ Mary E. Blake          Vice President, Secretary and Director
    --------------------------
        Mary E. Blake

By:  /s/ Richard W. Torney      Director
    --------------------------
        Richard W. Torney

By:  /s/ Robert B. Santore      Director, Web Site Design Director
    --------------------------
        Robert B. Santore

By:  /s/ Jeffrey R. Matsen      Director
    --------------------------
        Jeffrey R. Matsen

                                 EXHIBIT INDEX



                                                                  Sequential
     Exhibit No.        Document Description                       Page No.
         3.             Certificate of Incorporation and Bylaws       -
                        3.1  Articles of Incorporation(1)
                        3.2  Bylaws(1)

         27.1           Financial Data Schedule                       19

         99.1           Appraisal of Acquired Channel Rights(2)       20

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24408

(2) Previously filed with Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1999.