Form 10QSB
period 1999-09-30
IJNT NET INC
filed 1999-11-15
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter period ended:      September 30, 1999

                                       or

[] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:                       to

Commission File Number: 0-24408

                                 IJNT.net, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                       33-0611753
(State of other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

         2800 Post Oak Boulevard
         Houston, Texas                                77056
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

The number of shares outstanding of the registrant's common stock on November 5, 1999 was 17,870,980.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

The  following   Consolidated  Financial  Statements  of  the  Company  and  its
subsidiaries and related notes are included herein:

         Consolidated Balance Sheet as of September 30, 1999 and March 31, 1999

         Consolidated Statements of Operations for the three and six months ended September 30, 1998 and 1999.

         Consolidated Statements of Cash Flows for the six months ended September 30, 1999 and 1998.

         Notes to Consolidated Financial Statements.

                                 IJNT.net, Inc.
                           Consolidated Balance Sheet



                                                                              September 30,         March 31,
                                                                                  1999                1999
                                                                           ------------------  -----------------
                                                                               (Unaudited)
ASSETS
   Current Assets
     Cash                                                                  $        5,449,662  $         902,757
     Accounts Receivable                                                              715,916            291,642
     Less Allowance for doubtful                                                      (21,450)                 0
     Stockholder Receivable                                                                 0             79,693
     Prepaid Expenses                                                                       0            300,720
     Other Receivables                                                                      0            207,980
     Inventory                                                                        132,849             86,645
                                                                           ------------------  -----------------
                                                     Total Current Assets           6,276,977          1,869,437

   Property, Plant & Equipment                                                      6,021,890          2,313,953

   Other Assets
     Organizational Costs                                                               5,693              6,743
     Deposits                                                                         123,956             65,422
     Licenses and Other                                                             2,007,877          2,072,423
                                                                           ------------------  -----------------
                                                       Total Other Assets           2,137,526          2,144,588
                                                                           ------------------  -----------------

                                                             TOTAL ASSETS  $       14,436,393  $       6,327,978
                                                                           ==================  =================

LIABILITIES & SHAREHOLDERS EQUITY
   Current Liabilities
     Accounts Payable                                                      $          691,655  $         283,249
     Accrued Liabilities                                                              147,101            200,266
     Payroll Withholdings & Other                                                      68,128                  0
     Income Taxes Payable                                                               8,313              4,811
     Loans from Stockholders                                                                0            156,690
     Current Portion of Long-Term Debt                                                      0             26,497
                                                                           ------------------  -----------------
                                                Total Current Liabilities             915,197            671,513

   Long-Term Debt                                                                   9,849,884            195,679
                                                                           ------------------  -----------------

                                                        Total Liabilities          10,765,081            867,192

Shareholders Equity
   Series A Preferred Stock, $.01 par value:
     Authorized 1,000,000 shares
     Issued and Outstanding 3,200                                                          32                 20
     Additional paid-in capital - Preferred Stock                                   3,589,968          1,799,980
   Common Stock, $.001 par value;
     Authorized 20,000,000 shares;
     Issued and Outstanding 17,879,900                                                 17,870             15,975
     Additional Paid-in Capital                                                    11,790,986         11,291,396
   Retained Earnings (Deficit)                                                    (11,727,544)        (7,646,585)
                                                                           ------------------  -----------------
                                               Total Shareholder's Equity           3,671,312          5,460,786
                                                                           ------------------  -----------------

                                  TOTAL LIABILITIES & SHAREHOLDERS EQUITY  $       14,436,393  $       6,327,978
                                                                           ==================  =================


See Notes to Consolidated Financial Statements.

                                 IJNT.net, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                       Six Months Ended
                                                         September 30,                           September 30,
                                                   1999                1998                1999               1998
                                            ------------------  ------------------  -----------------   -----------------
Revenues                                    $          883,442  $          372,875  $       2,036,693   $         544,067
Cost of Sales                                          770,005              64,571          1,278,663             144,532
                                            ------------------  ------------------  -----------------   -----------------
                              Gross Profit             113,437             308,304            758,030             399,535

Selling General & Administrative
   Expenses:
     Professional Services                             328,443             335,866            524,099             475,635
     Salaries - Officers                               129,166              65,395            217,416             117,595
     Salaries - Others                                 885,406             365,246          1,623,533             591,384
     Payroll Taxes & Benefits                           11,917              53,061             81,666              92,141
     Office Expenses                                    78,990              35,659            153,883              57,819
     Advertizing & Marketing                            89,262             109,267            371,599             213,829
     Auto Expense                                       17,553               7,930             42,489              15,746
     Travel & Entertainment                            109,744              24,823            191,466             122,081
     Computer Expenses                                  45,271              12,383             63,937              16,916
     Depreciation & Amortization                       230,164              57,457            397,541              98,067
     Channel Lease Payments                                  0             (15,605)                 0              (1,855)
     Equipment Lease Payments                                0              16,922                  0              40,991
     Postage & Delivery                                 20,992              10,935             39,471              21,026
     Insurance                                          64,391              12,645             96,716              23,654
     Interest Expense                                        0               1,097                  0               1,098
     Rent                                              275,102              36,719            406,467              72,741
     Temporary Help & Outside
       Services                                         30,944              12,187             33,647              24,409
     Tower Lease Payments                                    0               3,195                  0               7,835
     Telephone Expense                                 137,914             108,436            490,609             132,437
     Taxes - Other                                      78,005              (1,469)            80,004               2,187
     Allowance for Doubtful Accounts                    21,450                   0             21,450                   0
                                            ------------------  ------------------  -----------------   -----------------

                   TOTAL SELLING, GENERAL,
                 & ADMINISTRATIVE EXPENSES           2,554,714           1,252,149          4,835,993           2,125,736
                                            ------------------  ------------------  -----------------   -----------------

                        NET OPERATING LOSS          (2,441,277)           (943,845)        (4,077,963)         (1,726,201)

Interest Income                                         13,253              18,569             13,253              19,649

Provision for Income Tax                                     0                   0            (14,352)                  0
                                            ------------------  ------------------  -----------------   -----------------

                         NET PROFIT (LOSS)  $       (2,428,024) $         (925,276) $      (4,079,062)  $      (1,706,552)
                                            ==================  ==================  =================   =================


See Notes to Consolidated Financial Statements.

                                 IJNT.net, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                               September 30,
                                                                                           1999               1998
                                                                                    -----------------   -----------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                                $      (4,079,062)  $      (1,706,552)
   Adjustments:
     Depreciation and Amortization                                                            396,608              98,067
     Expenses Paid with Common Stock                                                                0             481,548
     Changes in current accounts                                                              429,253             129,782
                                                                                    -----------------   -----------------
                                         Net Cash Required by Operating Activities         (3,253,201)           (997,155)

INVESTING ACTIVITIES
   Purchase of Inventory                                                                      (46,204)           (268,961)
   Purchase of Fixed Assets                                                                (4,106,442)           (325,137)
   Deposits and Other                                                                           7,062             (38,440)
                                                                                    -----------------   -----------------
                                         Net Cash Required by Investing Activities         (4,145,584)           (632,538)

FINANCING ACTIVITIES
   Loans                                                                                    9,654,205             (51,117)
   Repayment of Loans                                                                               0             (49,946)
   Sale of Common Stock                                                                     2,291,485           4,149,800
                                                                                    -----------------   -----------------
                              Net Cash Provided (Required) by Financing Activities         11,945,690           4,048,737
                                                                                    -----------------   -----------------

Increase (Decrease) in Cash and Cash Equivalents                                            4,546,905           2,419,044

Cash and Cash Equivalents at Beginning of Period                                              902,757              63,303
                                                                                    -----------------   -----------------

Cash and Cash Equivalents at End of Period                                          $       5,449,662   $       2,482,347
                                                                                    =================   =================


See Notes to Consolidated Financial Statements.

                                 IJNT.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

NOTE 1:           BASIS OF PRESENTATION

The accompanying un-audited consolidated financial statements of IJNT.net, Inc. (the "Company") and its wholly -owned subsidiaries (collectively "the subsidiaries) IJNT, Inc., Access Communications, Inc., Webit of Utah, Inc., UrJet Backbone Network, Inc., Man Rabbit House Multimedia, Inc., and Global Broadband Services, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

NOTE 2:           CAPITALIZATION

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $.01 par value common stock. On June 30, 1997, the Company effected 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,377. On August 8, 1997, the Company issued 9,964,286 shares of post forward-split stock to IJNT.net, Inc. (formerly known as InterJet Net, Inc. and IJNT, Inc.) in conjunction with the purchase of all of the outstanding stock of IJNT, Inc.

Over the past two years, the Company has entered into various private placement offerings as well as offerings under Regulation D and S of the Securities and Exchange Act of 1933.

On December 4, 1998, the Company entered into an Agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's Preferred Series A Stock (the "Preferred Stock") for a price of $1.8 million. In May of 1999, the Agreement was amended to include an additional 2,000 shares of Preferred Series A Stock, which netted an additional $1.8 million to the Company. Through September 30, 1999 approximately 800 shares of Preferred Stock have been converted to 800,000 shares of Common Stock. The Preferred Stock has a par value of $.01 per share. A dividend of 8% per year accrues on unconverted Preferred Shares held by the Investors. The Investors have the ability to convert the Preferred Stock into Common Stock of the Company at a rate of 1,000 shares of Common Stock for each share of Preferred Stock converted. The Company can require the Investors to purchase additional shares of Preferred Stock based on the market price and average daily volume of shares traded of the Company's Common Stock. The maximum total investment which can be made by the Investors under the Agreement is $10 million.

NOTE 3:           RELATED PARTY TRANSACTIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their business interests. The Company has not formulated a policy for the resolution of such conflicts, except that the Company has adopted a policy that its executives are not permitted to accept positions to serve as directors of any organization which does business with the Company without the prior approval of the Company's CEO.

NOTE 4:           INCOME TAXES

The Company has available at September 30, 1999, net operating loss carry forwards of approximately $11.7 million which may provide future tax benefits expiring in September of 2011.

NOTE 5:           WARRANTS OR OPTIONS TO PURCHASE COMMON STOCK

At September 5, 1999, there are warrants or options to purchase shares of the Company's Common Stock in the form of (Nortel Warrants). As described in Note 2 above, the outstanding Preferred Series A Stock is convertible into shares of Common Stock in the Company.

                                 IJNT.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1999


NOTE 6:           DEBT

On or about July 30, 1999, the Company entered into a Master Purchase Agreement and secured line of credit agreement with Nortel Networks, a Canadian corporation which manufactures telecommunications equipment. Under the term of the Agreement, Nortel Networks will provide the Company with $7 million in operating capital, to be repaid from future public equity fund-raising by the Company. Nortel Networks will also deliver $8.2 million worth of equipment to the Company for installation in its Los Angeles office and surrounding locations as part of a network being built to offer DSL (Digital Subscriber Line) service and other telecommunications services to the Company's customers. The Agreement also extends a $37 million line of credit to the Company to purchase goods and services from Nortel Networks over the next two years for the build-out of the DSL network. The network planned by Nortel and the Company's engineers under the agreement will accommodate DSL Service, other dial-up and high-speed Internet access services, traditional telephone service, fax, video, audio, and video-conferencing services, as well as other data transport products and services. The network is scalable such that additional locations may be added to the network in the future as components without altering the core of the network. Initially Nortel will deliver a DMS-500 telecommunications switch, and an extensive list of associated hardware and software, including one-megabit modems(TM) for customer premises equipment and StarHub(TM) network access devices. The Company anticipates placing the network in service in November 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company produced gross revenues of $883,442 during the quarter ended on September 30, 1999. This represents an increase of 136.93% when compared to the revenue of $372,872 for the quarter ended September 30, 1998.

The Man  Rabbit  House  subsidiary,  which  was  acquired  in  August  of  1998,
contributed   $175,039  in  revenues  for  the  current  quarter.   Last  year's
contribution for the same period was $124,814.

The Salt Lake City system generated gross revenues of $193,485, an increase of 56.46% compared with revenues of $123,670 in the same period a year ago.

The revenues of the Beaumont system increased to $61,785 from $23,259 in the quarter ended September 30, 1998. This represents an increase of 165.64%.

The Houston office generated gross revenues of $143,585 in the quarter ended September 30, 1999, compared with gross revenues of $94,237 in the same period last year. This represents an increase of 52.37%.

The Irvine office operations have been added since the beginning of this calendar year. The current quarter's revenues totaled $32,451.

Fair Auction operations have been added since the beginning of this calendar year. The current quarter's revenues totaled $209,541.

The Northern California operations have been added since the beginning of this calendar year. The current quarter's revenues totaled $25,047.

The Company recognized $42,509 related to on-line ISP subscriptions, which were not specific to any sales office during the quarter ended September 30, 1999.

UrJet Backbone Network ("UBN") was formed in the last quarter of 1998 to deploy fiber backbone connectivity and a variety of telecommunications carrier services. Competitive Local Exchange Carrier ("CLEC") registration is currently pending in several states. Upon approval of this registration, UBN will compete with local telephone companies to deliver various telecommuncation services to customers. UBN's fiber backbone is now in place in such markets as Los Angeles, San Francisco, and Orange County. Los Angeles, Dallas, Houston, Salt Lake City, Phoenix, San Diego, and several other major markets should be fully connected by the end of the 1999 calendar year. UBN also has rights to fiber routes and co-locations/interconnection facilities in 13 major cities across the United States.

The Company's loss for the three months ended September 30, 1999 was equal to $2,428,024. This compared to a loss for the three-month period ended September 30, 1998 of $925,276. The current quarter's loss increased dramatically due to the aggressive expansion of the Company's Selling, General and Administrative Expenses of which salaries, professional services, advertising and marketing made up the largest amount. The increased expenses also reflect the activity of the newly acquired and incorporated subsidiaries of the Company, particularly the development of the UBN subsidiary which has taken partial delivery of the Nortel DMS-500 switch in Los Angeles. UBN has also entered into a lease agreement for an additional 6,000 square feet of office space, and co- location space to accommodate the DMS-500 switch and it's related technical and administrative support team. Total salaries of $1,014,572 were paid or accrued for the three months ended September 30, 1999, representing 39.92% of total Selling, General, and Administrative Expenses as compared to $430,641 in the same quarter last year. The Company incurred expenses of $328,443 in professional fees, including attorneys, accountants, engineers and consultants. This amount represented 12.92% of the total Selling, General, and Administrative Expenses for the quarter. In the same quarter a year ago, $335,866 was expended to professional services. The Company anticipates continuing to incur a large amount of professional services as it continues to rapidly expand. The total cost of advertising and marketing increased this quarter to $89,262 (or 3.51% of total Selling, General and Administrative Expenses) compared to $109,267 for the three months ended September 30, 1998 (8.86% of total expenses for the quarter.

The Company has current assets totaling $6,276,977 at September 30, 1999 with total net working capital of $5,361,780. This equates to a current ratio of approximately 6.86/1.

                           PART II - OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 10, 1999         IJNT.net, Inc.



                                   Jon H. Marple, President, Chairman, and
                                   Chief Financial Officer



                                   Mary E. Blake, Vice President and Director