Form 10QSB
period 1999-12-31
IJNT NET INC
filed 2000-02-14
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-24408

                                 IJNT.net, INC.
             (Exact name of registrant as specified in its charter)

                Deleware                               33-0611753
     (State or other jurisdiction of                (I.R.S.  Employer
     Incorporation or organization)              Identification Number)

           2800 Post Oak Blvd.
             Houston, Texas                               77056
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (713) 462-4222



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of February 11, 2000 there were 20,061,340 shares of Common Stock and 2,410 shares of Series A Preferred Stock outstanding.

                                      INDEX

                                                                                                        Page No.

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999..........................     3

          Consolidated Statements of Income for the three fiscal months and nine fiscal months ended
            December 31, 1999 and December 31, 1998 ......................................................     4

          Consolidated Statements of Cash Flows for the nine fiscal months ended December 31, 1999
            and December 31, 1998.........................................................................     5

          Notes to Consolidated Financial Statements......................................................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
          Operations......................................................................................     9

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................     *

     Item 2.  Changes In Securities and Use of Proceeds...................................................    12

     Item 3.  Defaults Upon Senior Securities.............................................................     *

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................     *

     Item 5.  Other Information...........................................................................    12

     Item 6.  Exhibits and Reports on Form 8-K............................................................    12


SIGNATURES................................................................................................    13


* No information provided due to inapplicability of item.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                     ASSETS

                                                                                     (Unaudited)
                                                                                     December 31,         March 31,
                                                                                          1999               1999
                                                                                       ---------          -------
Current assets:
   Cash and cash equivalents.................................................        $      1,231       $        903
   Accounts receivable, net of allowance for doubtful accounts of $36 and $0,
     respectively............................................................                 373                291
   Stock subscription receivable (Note 8)....................................               8,975                  0
   Prepaid expenses and other current assets.................................                 187                387
   Other receivables.........................................................                 148                288
                                                                                     ------------       ------------

          Total current assets...............................................              10,914              1,869

Fixed assets, net of accumulated depreciation of $1,041 and $356, respectively              9,786              2,314

Other assets:
   Deposits..................................................................                 209                 66
   Licenses and other........................................................               1,425              2,079
                                                                                     ------------       ------------
          Total other assets.................................................               1,634              2,145
                                                                                     ------------       ------------
          Total assets.......................................................        $     22,334       $      6,328
                                                                                     ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................        $       1,682       $       283
   Accrued liabilities.......................................................                  292               162
  Accrued payroll, benefits and related costs................................                  440               200
   Debt payable..............................................................                7,361                 0
   Current portion of long term debt.........................................                  472                26
                                                                                      ------------       -----------
          Total current liabilities..........................................               10,247               671

Long term debt (Note 7)......................................................                5,492               196
                                                                                      ------------       -----------
          Total liabilities..................................................               15,739               867

Shareholders' equity:
  Series A Preferred Stock, $.01 par value; authorized 1,000,000 shares;
     2,410 and 2,000 issued and outstanding at December 31, 1999 and March
     31, 1999 respectively..................................................                     0                 0
  Additional paid-in capital - Preferred stock...............................                2,169             1,800
  Common Stock, $.001 par value; authorized 50,000,000 shares;
     20,061,340 and 15,975,000 issued and outstanding at December 31, 1999 and
     March 31, 1999 respectively.............................................                   20                16
  Additional paid-in capital.................................................               22,183            11,292
  Retained deficit..........................................................              (17,777)           (7,647)
                                                                                      ------------       -----------
          Total shareholders' equity.........................................                6,595             5,461
                                                                                      ------------       -----------
          Total liabilities and shareholders' equity.........................        $      22,334       $     6,328
                                                                                     =============       ===========



          See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in thousands, except share and per share amounts)
                                  (Unaudited)




                                                                Three Months Ended                    Nine Months Ended
                                                                ------------------                    -----------------
                                                         December 31,       December 31,       December 31,       December 31,
                                                              1999               1998               1999               1998
                                                         -------------     --------------     --------------      -------------

   Revenues..........................................    $         794     $          420     $        2,831      $        971
   Operating expenses:...............................
     Network expenses................................            1,123                116              2,402               267
     Selling, general and administrative expenses....            4,634              1,303              9,087             3,334
     Depreciation and amortization...................              698                 75              1,096               173
                                                         -------------     --------------     --------------        ----------
        Total operating expenses.....................            6,455              1,494             12,585             3,774
                                                         -------------     --------------     --------------        ----------
   Operating loss....................................           (5,661)            (1,074)            (9,754)           (2,803)

     Interest income.................................               69                 25                 83                45
     Interest expense................................             (459)                (9)              (459)              (10)
                                                         -------------     --------------     --------------        ----------
   Net loss..........................................    $      (6,051)    $       (1,058)    $      (10,130)       $   (2,768)
                                                         =============     ==============     ==============        ==========

   Net loss per share, basic and diluted (Note 3)....    $       (0.34)    $        (0.08)    $        (0.58)       $     (0.18)
                                                         =============     ==============     ==============        ===========
   Weighted-average   number  of  shares,  basic  and       17,913,310         15,068,248         17,422,712         14,040,831
                                                         =============     ==============     ==============        ===========




          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)


                                                                                         Nine Months Ended
                                                                                  December 31,      December 31,
Cash flows (used in) provided by operating activities:                                 1999              1998
                                                                                    -----------       -------
   Net income..................................................................   $   (10,130)       $   (2,768)
     Adjustments to reconcile net income to net cash provided by operating
       Depreciation and amortization...........................................         1,096               173
       Changes in current assets and liabilities...............................         2,035               579
       Expenses paid with Common Stock.........................................             0               542
                                                                                   ----------        ----------
   Net cash used in operating activities.......................................        (6,999)           (1,474)
                                                                                   ----------        ----------

Cash flows used in investing activities:
   Purchase of fixed assets....................................................        (8,281)             (881)
   Purchase of inventory ......................................................           (34)             (306)
   Purchase of licenses and other assets ......................................             0              (408)
   Amortization of licenses and other assets ..................................           224                 0
                                                                                   ----------        ----------
   Net cash used in investing activities.......................................        (8,091)           (1,595)
                                                                                   ----------        ----------

Cash flows provided by financing activities:
   Borrowings under line of credit agreement...................................         7,361                 0
   Borrowings under long term debt agreement...................................         5,768                 0
   Repayments under long term debt agreement...................................             0              (217)
   Proceeds from sale of Preferred Stock.......................................         1,800             1,800
   Proceeds from sale of Common Stock, (net of receivable of $8,975 at                    489             4,193
                                                                                   ----------        ----------
   Net cash provided by financing activities...................................        15,418             5,776
                                                                                   ----------        ----------

 Net increase in cash and cash equivalents.....................................           328             2,707
 Cash and cash equivalents at beginning of period..............................           903                63
                                                                                   ----------        ----------
 Cash and cash equivalents at end of period....................................    $    1,231        $    2,770
                                                                                   ==========        ==========


Other cash flow information:
   Cash paid during the period for interest....................................    $       98        $       10



          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except share and per share amounts)


1.   Basis of Presentation

The consolidated financial statements include the accounts of IJNT.net, Inc. and its wholly-owned subsidiaries IJNT, Inc., Access Communications, Inc., Webit of Utah, Inc., UrJet Backbone Network, Inc., Man Rabbit House Multimedia, Inc. and Global Broadband Services, Inc. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated balance sheet at December 31, 1999, and the consolidated statements of income and of cash flows for the nine fiscal months ended December 31, 1999 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission on October 8, 1999.

Certain reclassifications have been made to the fiscal 1998 information to conform it to the fiscal 1999 presentation.

2.   Capitalization

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,377. On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to IJNT.net, Inc. (formerly known as InterJet Net, Inc. and IJNT, Inc.) in conjunction with the purchase of all of the outstanding stock of IJNT, Inc. On November 15, 1999, an amendment to the Articles of Incorporation was approved by the Board of Directors to increase the number of authorized shares of Common Stock to 50,000,000.

Over the past two years, the Company has entered into various private placement offerings as well as offerings under Regulations D and S of the Securities and Exchange Act of 1933.

On December 4, 1998, the Company entered into an Agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's Preferred Series A Stock (the "Preferred Stock") for a price of $1,800. In May 1999, the Agreement was amended to include an additional 2,000 shares of Preferred Stock, which netted an additional $1,800 to the Company. Through December 31, 1999, 1,590 shares of Preferred Stock have been converted to 770,228 shares of Common Stock. A dividend of 8% per year accrues on unconverted Preferred Shares held by the Investors. Under terms of the Agreement, the Investors have the right to convert the Preferred Shares to Common Stock at a 20% discount from the average closing price of the Company's Common Stock for the five days immediately preceding a request for conversion. The Company can require the Investors to purchase additional shares of Preferred Stock based on the market price and average daily volume of the Company's Common Stock. The maximum total investment that can be made by the Investors under this Agreement is $10,000.

3.   Earnings Per Share Disclosure

Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's Common Stock, after giving consideration to shares subject to repurchase that are outstanding during the period.

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Shares issuable upon conversion of Preferred Stock and upon the exercise of outstanding warrants totaling 1,279,032 and 100,000 as of December 31, 1999 and 1998, respectively, have been excluded from the computation since their effect would be antidilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except share and per share amounts)

4.   Related Party Transactions

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

5.    Income Taxes

The Company has available at December 31, 1999, net operating loss carry forwards of approximately $17.6 million which may provide future tax benefits expiring in December of 2011.

6.   Warrants or Options to Purchase Common Stock

At December 31, 1999, there were warrants or options to purchase shares of the Company's Common Stock as shown in the table below. The warrant issued on May 31, 1998 relates to a contract which the Company believes was canceled prior to December 31, 1999. Since the warrants were not exercised prior to the cancellation date, the Company believes the warrant is not exercisable, therefore the Company is involved in legal discussions with this investor. Additionally, and as described in Note 2 above, the outstanding Preferred Series A Stock is convertible into shares of Common Stock in the Company.

                  Date of Grant         Number of Shares       Exercise Price
                  -------------         -----------------      --------------
                  May 31, 1998                 100,000             $ 4.00
                  May 26, 1999                  25,000             $ 3.24
                  May 26, 1999                  25,000             $ 3.24
                  July 16, 1999                 75,000             $ 2.50
                  July 30, 1999                492,094             $ 4.97
                  December 31, 1999              1,000             $ 1.95
                  December 31, 1999            560,938             $ 9.88
                                              --------
                  Total                      1,279,032
                                             =========

7.  Debt

On July 30, 1999, the Company entered into a Master Purchase Agreement and secured line of credit agreement (the "Agreement") with Nortel Networks ("Nortel"), a Canadian corporation that manufactures telecommunications equipment. The Agreement provides for aggregate borrowings totaling $44,000. Under terms of the Agreement, Nortel will provide the Company with $7,000 in operating capital, to be repaid from future public equity fundraising by the Company. Interest expense on the outstanding borrowings under this operating capital line of credit accrues and is capitalized monthly at a rate of 13% per annum. The operating capital line of credit and all capitalized interest is due in full on July 30, 2000. As of December 31, 1999, the Company had $7,361 outstanding under the operating capital line of credit, including capitalized interest of $361.

The Agreement also extends a $37,000 line of credit to the Company to purchase goods and services from Nortel over the next two years for the build-out of the Company's DSL network. Of this amount, $5,660 was outstanding at December 31, 1999. This amount was used by the Company to purchase a Nortel DMS-500 telecommunications switch that was installed at the Company's Los Angeles facility. This loan has a draw period of fifteen months from the original closing date of July 30, 1999, which expires December 30, 2001. Interest on outstanding amounts accrues and is capitalized monthly during the draw period at the rate of either LIBOR plus 4.75% or the base rate plus 3.75% per annum. No interest was accrued during the third quarter since the funds were only outstanding for the last two days of the quarter. After the draw period expires, interest is payable monthly in arrears. The principal is payable over three years in 12 equal quarterly installments beginning after the end of the draw period.

8.  Private Offering

On December 31, 1999 the Company entered into a Common Stock Purchase and Subscription Agreement by and between IJNT.net, Inc. and a group of private investors for a private offering of securities (the "Offering") on January 11, 2000. In the Offering, the Company issued 2,243,750 shares of Common Stock at a price of $4.00 per share, for a total purchase price of $9.0 million, and warrants to purchase an additional 560,938 shares of Common Stock.

The shares and warrants were issued in reliance on the exemption registration provided under Regulation D and in section 4(2) of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of the Company. All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company. Accordingly, the Company's actual results and financial position could differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial conditions and results of operations.

Overview

The majority of the Company's revenues were derived from its wireless and dial-up ISP and international ISP operations under the name of "UrJet Internet" for the nine months ending December 31, 1999 and 1998. The Company currently operates five wireless systems: Salt Lake City, Utah (launched in January 1998); Beaumont, Texas (launched in March 1998 - currently this system is only offering dial-up services); Houston, Texas (a dial-up ISP was acquired in January of 1998 and wireless services commenced after the end of the March 31, 1999 fiscal year); San Francisco Bay Area, California (acquired in January 1999); and Irvine/Orange County, California (wireless services commenced after the end of the March 31, 1999 fiscal year).

UrJet Backbone Network ("UBN") was formed in the last calendar quarter of 1998 to deploy fiber backbone connectivity and a variety of telecommunications carrier services to business and residential customers. Once fully operational, UBN will compete with local telephone companies to deliver various telecommunication  services to customers.  Competitive  Local  Exchange  Carrier
(CLEC) registration has been obtained in Texas and California as of February 2000. UBN installed a Nortel DMS 500 switch in its Los Angeles facility as of December 31, 1999 and customer trials began in January 2000. Currently, UBN provides telecommunications services to a limited customer base through its fiber backbone in such markets as Los Angeles, San Francisco, and Orange County, California. UBN also has rights to fiber routes and co-location/interconnection facilities in 13 major cities across the United States.

The Man Rabbit House Multimedia ("MRHM") subsidiary provides high-end web site design and development for a diverse range of clients.

Results of operations

Total revenues increased 89% or $0.3 million to $0.8 million for the three months ending December 31, 1999 compared to revenues of $0.4 million for the three months ending December 31, 1998. Total revenues increased 191% or $1.9 million to $2.8 million for the nine months ending December 31, 1999 compared to revenues of $1.0 million for the nine months ending December 31, 1998. The increase in revenue was a result of the Company's expansion of its existing markets, the launching of additional markets and acquisitions.

During the month of December, 1999 the Company adjusted revenue contributed by the MRHM subsidiary by $0.3 million due to the reconciliation of accounts receivable resulting from a conversion from a modified cash basis of accounting to the accrual basis. This change was necessary to be consistent with all subsidiaries of the Company.

The Company incurred network expenses totaling $1.1 million for the three months ended December 31, 1999 compared to $0.1 million for the three months ended December 31, 1998, an increase of 872%. The Company incurred network expenses totaling $2.4 million for the nine months ended December 31, 1999 compared to $0.3 million for the nine months ended December 31, 1998, an increase of 798%. The increase is due to significant network development costs incurred to install and test telecommunications equipment. These activities were not taking place in the prior year. It is anticipated that these costs will continue to increase for the foreseeable future, although the Company plans to generate additional revenue to offset such costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company incurred total selling, general and administrative expenses ("SG&A") of $4.6 million for the three months ending December 31, 1999, compared with $1.3 million for the three months ended December 31, 1998, or 583% and 310% of revenue, respectively. The Company incurred total SG&A expenses of $9.1 million for the nine months ending December 31, 1999, compared with $3.3 million for the nine months ended December 31, 1998, or 321% and 343% of revenue, respectively. The increase is due to growth in headcount in all areas of the Company to support its growth objectives, continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's nine offices throughout the United States. In addition, during December 1999, the Company recognized $0.5 million in costs relating to the acquisition of Access Communications, which took place in the prior fiscal year, representing a write-down of various accounts receivable as well as frequency licenses to their net realizable values.

The Company incurred interest expense of $0.5 million in the three months ended December 31, 1999. Of this amount, $0.4 million was accrued related to the agreement with Nortel Networks. See further discussion of this agreement in the Liquidity section.

The  Company   currently  has  net  operating   loss   carryforwards   equal  to
approximately $17.6 million. The Company has not recognized any of this tax benefit as an asset due to the uncertainty of future income.

The Company incurred a net loss of $6.5 million for the three months ended December 31, 1999, compared to a net loss of $1.1 million for the three months ended December 31, 1998. The Company incurred a loss of $10.1 million for the nine months ended December 31, 1999, compared to a net loss of $2.8 million for the nine months ended December 31, 1998. The Company plans to continue to increase revenues and gross profit in the upcoming fiscal year while controlling the growth of SG&A expenses. The Company does not anticipate generating net income in the near future, although a decrease in the net loss is expected.

Liquidity and Capital Resources

Cash used in operating activities was $7.0 million for the nine fiscal months ended December 31, 1999 compared to $1.5 million for the nine fiscal months ended December 31, 1998. Cash was impacted primarily by the Company's operating activities for the nine months ended December 1999.

Cash used for purchases of fixed assets was $8.3 million for the nine fiscal months ended December 31, 1999 and $0.9 million for the nine fiscal months ended December 31, 1998. The expenditures in fiscal 1999 were primarily associated with the build-out of the DSL network as discussed below.

On July 30, 1999, the Company entered into a Master Purchase Agreement and secured line of credit agreement (the "Agreement") with Nortel Networks ("Nortel"), a Canadian corporation that manufactures telecommunications equipment. The Agreement provides for aggregate borrowings totaling $44 million. Under the terms of the Agreement, Nortel will provide the Company with $7 million in operating capital, to be repaid from future public equity fundraising by the Company. Interest expense on the outstanding borrowings under the operating capital line of credit accrues and is capitalized monthly at a rate of 13% per annum. The operating capital line of credit and all capitalized interest is due in full on July 30, 2000. As of December 31, 1999, the Company had $7.4 million outstanding under the operating capital line of credit, including capitalized interest of $0.4 million. The Agreement also extends a $37 million line of credit to the Company to purchase goods and services from Nortel over the next two years for the build-out of the Company's DSL network. Of this amount, $5.7 million was outstanding at December 31, 1999. This amount was used by the Company to purchase a Nortel DMS-500 telecommunications switch, which has been installed at the Company's Los Angeles facility. This loan has a draw period of fifteen months from the original closing date of July 30, 1999, which expires December 30, 2001. Interest on outstanding amounts accrues and is capitalized monthly during the draw period at the rate of either LIBOR plus 4.75% or the base rate plus 3.75% per annum. After the draw period expires, interest is payable monthly in arrears. The principal is payable over three years in 12 equal quarterly installments beginning after the end of the draw period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On December 4, 1998, the Company entered into an Agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's Preferred Series A Stock (the "Preferred Stock") for a price of $1.8 million. In May of 1999, the Agreement was amended to include an additional 2,000 shares of Preferred Stock, which netted an additional $1.8 million to the Company. Through December 31, 1999, 1,590 shares of Preferred Stock have been converted to 770,228 shares of Common Stock. The Preferred Stock has a par value of $.01 per share. A dividend of 8% per year accrues on unconverted Preferred Shares held by the Investors. The Investors have the ability to convert the Preferred Shares to Common Stock at a 20% discount from the average closing price for the five days immediately preceding a request for conversion. The
Company can require the Investors to purchase additional shares of Preferred Stock based on the market price and average daily volume of shares traded of the Company's Common Stock. The maximum total investment that can be made by the Investors under this Agreement is $10 million.

Year 2000 Issues

Many comoputer systems and other equipment with embedded chips or processors use only two digits to represent the year and may be unable to process accurately certain data before, during or after the Year 2000. Consequently, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. Furthermore, the Year 2000 is a leap year, which may present additional issues for computer systems and other equipment with embedded chips or processors.

The Company completed an extensive Year 2000 preparation program during 1999, with concentrated amounts of testing in the last calendar quarter of 1999. The Company focused on three cirtical areas: 1) provisioning, or delivery of services to customers, 2) maintenance, or sustaining services to customers and
3) network surveillance, or monitoring of services provided to customers. In each of these areas, the Company extensively tested its operating systems and network equipment, including but not limited to, routers, switches, all interfaces, machine protocols, and routing tables. No system weaknesses were revealed through testing. The total costs to address the Year 2000 issues approximated $0.4 million, which were expensed as incurred.

In addition, the Company identified and contacted its material vendors and suppliers and formulated a system to understand such material third parties' ability to continue providing services and products after the Year 2000. No vendor or supplier weaknesses were detected.

Following the change of the calendar year, the Company exerienced no business or service disruptions associated with Year 2000 computer equipment issues or issues related to suppliers and vendors.

                           PART II - OTHER INFORMATION


ITEM 2.  Changes in Securities

On November 15, 1999 one resolution was adopted by consent of the majority shareholders of IJNT.NET, Inc, (the "Company"), acting pursuant to Section 228 of the General Corporation Law of the State of Delaware. Pursuant to the resolution the Company will file an amendment to its Certificate of
Incorporation which will increase the number of authorized shares of Common Stock, $.001 par value, from 20,000,000 to 50,000,000 shares.


ITEM 5.  Other Information.

On December 31, 1999 the Company entered into a Common Stock Purchase and Subscription Agreement by and between IJNT.net, Inc. and a group of private investors for a private offering of securities on January 11, 2000. In the offering the Company issued 2,243,750 shares of Common Stock at a price of $4.00 per share, for a total purchase price of $9.0 million, and warrants to purchase an additional 560,938 shares of Common Stock.

The shares and warrants were issued in reliance on the exemption registration provided under Regulation D and in section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  Exhibits and Reports on Form 8-K


(1)      Exhibits:

                  27.1     Financial Data Schedule

(2)      Reports on Form 8-K:

                  No reports on Form 8-K were filed in the fiscal quarter ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            February 11,2000

                            IJNT.net, Inc.



                            /s/  JON H. MARPLE
                            Jon H. Marple, President, Chairman
                            and Chief Financial Officer



                            /s/  MARY E. BLAKE
                            Mary E. Blake, Vice President and
                            Director