Form 10KSB/A
period 1999-03-31
IJNT NET INC
filed 2000-03-17
CIK 925739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 3 to
                                   FORM 10-KSB/A


[x] Annual Report  Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the fiscal year ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-24408

                                 IJNT.net, Inc.
              (Exact name of small business issuer in its charter)

         DELAWARE                                      33-0611753
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        2030 Main Street, Suite 550
           Irvine, California                           92614
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (949) 260-8100
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

Common Stock, $.001 Par Value - 17,183,756 shares


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                EXPLANATORY NOTE


         This Amendment No. 3 is being filed to amend the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission on July 13, 1999 ("Form 10-KSB") for the purpose of making amendments to Item 9 of Part III (in particular, additional disclosure required by Item 401 of Regulation S-B).

                                 IJNT.net, Inc.
                                  Form 10-KSB/A
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999




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


     Name                        Age         Position
     ----                        ---         --------

     Jon H. Marple (1)           59          Chairman and Chief Executive
                                             Officer since August 8, 1997
                                             (date of purchase of
                                             IJNT, Inc.)
     Mary E. Blake (1)           46          President and Director and
                                             Secretary since August 8, 1997
     Richard W. Torney           59          Director since August 8, 1997 (date
                                             of purchase of IJNT, Inc.)
     Robert Santore              38          Director since October 1998,
     Jeffrey R. Matsen           59          Director since October 1998,
                                             Vice President and General Counsel
                                             since October. 1999

         (1)      Marple and Blake are husband and wife.


Jon H. Marple has been the Chief Executive Officer and Chairman of the Company since its inception. Mr. Marple's distinguished career in the communications industry has included positions with the United States Department of Justice, Federal Communications Commission as Senior Appellate Counsel, Dow, Lohnes and Albertson, a leading communications law firm and First Pacific Broadcasting where he served as CEO. He is a graduate of Brigham Young University and the University of Washington Law School.

Mary E. Blake is a co-founder of IJNT.net and serves as Vice-Chairman and President of the Corporation. Ms. Blake brings over 23 years of business management expertise to IJNT.net. As a Business Office Supervisor at Southwestern Bell Ms. Blake managed the sales, service and collection of over 25,000 accounts. In addition, Ms. Blake supervised the first retail Phone Store in the Bell System and was asked to serve as a Lobbyist in Washington for both Southwestern Bell and AT&T. She attended Texas A&M University College of Business.

Richard W. Torney has served as a Director of the Company since September of 1997. Mr. Torney is President and CEO of Imaging System, Inc., an international sales and marketing organization with representation in Europe and South America. Mr. Torney is fluent in Spanish and German, and has worked and traveled abroad extensively for 35 years. His expertise in foreign markets, language fluency, accounting and finance has proven invaluable as the Company has built a foundation toward a global market. Mr. Torney received his BA with a major in Accounting from Brigham Young University and began his business career as a CPA for Arthur Anderson & Company in San Francisco and subsequently with Tanner Garrett Boyce & Parkinson in Salt Lake City, Utah.

Robert B. Santore brings world-class credentials to the Company. Educated at the Otis Art Institute of Parsons School of Design (Los Angeles), the Parsons School of Design (New York), and the University of California, Irvine (Computer Science), Mr. Santore is a rare blend of computer capability, graphic artistry, and management. As a fine artist his works are displayed in major corporations and museums around the world, including TRW, USA Today, Security Pacific Bank, Burlington-Northern, Santa Fe, Principal Insurance, The Newport Harbor Art Museum, Los Angeles Contemporary Art Collection, San Jose Museum of Art, and more. He has had exhibits in Los Angeles, New York, and Tokyo, among others.

Jeffrey R. Matsen is a licensed attorney and has served as outside Counsel of IJNT.net from its founding and is presently Executive Vice President, General Counsel and a member of the Board of Directors. Mr. Matsen has a wealth of experience in dealing with corporate and business matters and transactions. His career as a practitioner and professor of law began with his graduation with honors from the UCLA School of Law in 1967. This followed the award of Mr. Matsen's Bachelor's of Arts Degree magna cum laude from Brigham Young University. Mr. Matsen served as a Captain and JAG Officer in the United States Marine Corps prior to opening his business and transactional law practice in Orange County in 1971. Mr. Matsen was appointed a Director in December, 1998 and has been employed by the Company since October 1, 1999.


Certain Legal Proceedings

On December 5, 1994, Jon H. Marple and Mary E. Blake, officers and directors of the Company, voluntarily consented to the entry of a Judgment and Order of Permanent Injunction and Ancillary Relief by the Superior Court of the State of California (the "California Consent"), in connection with legal proceedings initiated by the California Department of Corporations. The California Consent related to the offer and sale of securities by Micro-Lite Television, Inc., a Nevada corporation, formerly Marrco Communications, Inc. ("MLTV"), and several related partnerships and corporations involved in the wireless communications industry, all of which were owned and controlled by Mr. Marple and Ms. Blake.

The California Consent resulted from an investigation by the California Department of Corporations commenced in June, 1994. On December 4, 1994, the California Department of Corporations filed a complaint against MLTV, Mr. Marple and Ms. Blake (collectively the "defendants") alleging violations of state securities laws and simultaneously entered into the California Consent. Pursuant to the California Consent, the complaint against the defendants was dismissed and settled. Neither Mr. Marple nor Ms. Blake, nor any affiliated entity, admitted or denied any of the allegations or assertions in the Consent Decree. No fines, penalties or sanctions were imposed against any of the defendants.

The California Consent provided that the defendants would not offer or sell securities in violation of the registration requirements of the California Corporations Code and would not offer or sell any securities by means of any untrue statement or omission of a material fact. The Consent Decree also required that the defendants either sell the assets of one affiliated entity with the consent of the limited partners or offer to repurchase the limited partnership interests. Mr. Marple and Ms. Blake believe that they have complied in all material respects with the California Consent. Mr. Marple also voluntarily entered into similar consent decrees in the State of Wisconsin on August 10, 1993 and the State of Maine on March 15, 1994 in connection with the same or related matters involving MLTV and other related entities.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 13, 2000.

                                 IJNT.net, Inc.


                                 By:    /s/ Jon Marple
                                        --------------
                                        Jon H. Marple
                                        Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2000.


By:  /s/ Jon H. Marple          Chief Executive Officer and
    --------------------------  Chairman
        Jon H. Marple

By:  /s/ Mary E. Blake          President, Secretary and Director
    --------------------------
        Mary E. Blake

By:  /s/ Jeffrey R. Matsen      Vice President and Director
    --------------------------
        Jeffrey R. Matsen

By:  /s/ Richard W. Torney      Director
    --------------------------
        Richard W. Torney

By:  /s/ Robert B. Santore      Director
    --------------------------
        Robert B. Santore

By:  /s/ Richard R. Nelson      Chief Financial Officer
    --------------------------
        Richard R. Nelson

                                Director
By:--------------------------
        Richard F. Charles
                                Director
By:--------------------------
        H. Dean Cubley