Form 10KSB/A
period 1999-03-31
IJNT NET INC
filed 2000-05-10
CIK 925739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended March 31, 1999

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 [No Fee Required]

For the transition period from                      to


Commission file number 0-24408

                                 IJNT.net, Inc.
              (Exact name of small business issuer in its charter)

           DELAWARE                                    33-0611753
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        2030 Main Street, Suite 500
            Irvine, California                                92614
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (949) 260-8100
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year: $1,552,194

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of July 8, 1999 was equal to $35,719,159 based on the average bid and ask price of $3.75

     The number of shares outstanding of the issuer's classes of Common Stock as of July 8, 1999:

Common Stock, $.001 Par Value - 17,183,756 shares


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

The Business

IJNT.net, Inc. (formerly known as IJNT.net Corporation and IJNT International, Inc., hereinafter referred to as the "Company" or "IJNT") is engaged in the business of providing wireless Internet access through microwave technology. The Company also offers dial-up Internet access, web site design and web hosting services, as well as optical fiber connectivity and related products and services. The Company's Salt Lake City business (the "Salt Lake System") commenced offering access in July 1997. This system now offers one-way wireless, two-way wireless, dial-up access and web site design and hosting services. As of March 31, 1999, the Salt Lake System serviced over 2000 subscribers. The Company's business in Beaumont, Texas (the "Beaumont System") offers one-way wireless Internet access, dial-up Internet access, web site design and web hosting services. The Beaumont System served almost 1,300 users as of March 31, 1999. On January 1, 1998, the Company acquired Access Communications, Inc., a Texas corporation ("Access"). Access was in the business of providing dial-up Internet access and served approximately 1,800 subscribers in the Houston, Texas area at the time of the acquisition. The Company began offering wireless Internet service in Houston June 20, 1999. The Company has also constructed a wireless system in Irvine, California to service Orange County. Operations in Irvine commenced in the last quarter of 1998. The Company offers wireless Internet service as a reseller and offers dial-up Internet access, web site design and hosting in Concord, California, Petaluma, California and throughout the San Francisco Bay Area. The Company intends to open additional markets to offer wireless services. This may be accomplished by acquiring operating systems and/or licenses, or by constructing new systems to operate in licensed and/or unlicensed frequency bands. The Company operates its wireless and dial-up Internet service provider division under the name of UrJet Internet. UrJet Internet is an international dial-up ISP, with approximately 1500 local points of presence in the United States and approximately 550 more internationally. UrJet Internet offers on-line registration which has yielded approximately 5,000 customers since its inception.

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

The corporate headquarters of the Company is located at 2030 Main Street, Suite 500, Irvine, California 92614 and its telephone number is (949)-260-8100.

Background

The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. Share and per share amounts for all periods presented have been adjusted to give retroactive effect to the above. The split increased the total outstanding shares from 579,600 to 1,356,377. On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to IJNT, Inc. in conjunction with the purchase of all of the outstanding stock of IJNT, Inc. (formerly known as Interjet Net, Inc.)

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

The Company has recently acquired FairAuction.com, an online auction web site that generated in excess of one million dollars in gross revenues in the year prior to being acquired by IJNT. The Company plans to increase upon this revenue base through additional promotion and expanding the range of products auctioned on the site. Currently, FairAuction. com exclusively sells computers, computer peripherals and computer parts.

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

Web Development, Design and Hosting

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

Products and Services

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

YEAR 2000 RISKS

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

Not Applicable

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

                                                                   Closing Price
                                                                High            Low
                                                           -------------------------------
           Fiscal Year Ended March 31, 1998
                    From December 7 - December 31, 1997    $       6.00   $        3.75
                    From January 1 - March 31, 1998                5.50            4.00
           Fiscal Year Ended March 31, 1999
                    Quarter Ended June 30, 1998            $       7.00   $        3.38
                    Quarter Ended September 30, 1998              12.25            3.25
                    Quarter Ended December 31, 1998                5.63            2.00
                    Quarter Ended March 31, 1999                   3.63            2.00

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Year Ended March 31, 1999

The Company's operating results may continue to fluctuate significantly in the future, depending on a variety of factors, including the timely deployment and expansion of new network architectures, the incurrence of related capital costs and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of the operating results include: The pricing and mix of services offered by the Company, customer retention rate, market acceptance of new and enhanced offerings of the Company, user demand for network and internet access services, ability to manage potential growth and expansion and the ability to identify, acquire and integrate successfully suitable acquisition candidates. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have an adverse affect on the Company's business. As a result, variations in the timing and amounts of revenue could have a material adverse affect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes the period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

Total revenues increased 956% or $1.5 million to $1.6 million for the twelve months ended March 31, 1999 compared to revenues of $0.1 million for the twelve months ended March 31, 1998. Revenue contributed by wireless and dial up services was 75% of the total revenue for the twelve months ended March 31, 1999 compared to 100% of total revenue for the previous year. The decrease in wireless and dial up as a percentage of total revenue is due to revenue generated by the web development subsidiary, Man Rabbit House Multimedia ("MRHM"). See additional information relating to acquisitions in the consolidated financial statements included elsewhere herein. Revenue contributed by MRHM was 25% of consolidated revenues for the twelve months ended March 31, 1999.

The Company incurred network expenses totaling $0.5 million for the twelve months ended March 31, 1999 compared to $0.1 million for the twelve months ended March 31, 1998, an increase of 723% or $0.4 million. This increase is due to the overall increase in the wireless and dial up services revenue for the same period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company incurred payroll and related expenses of $2.4 million for the twelve months ended March 31, 1999 compared to $0.8 million for the twelve months ended March 31, 1998, an increase of 213% or $1.6 million. The increase is primarily due to growth in headcount in all areas of the Company to support its growth objectives. In addition, a total of 20,200 shares of the Company's common stock have been issued to various employees as incentive grants or due to terms of employment agreements. The total fair value of the stock issued of $0.1 million has been charged to operations as compensation expense.

The Company incurred total selling, general and administrative expenses ("SG&A") of $4.3 million for the twelve months ended March 31, 1999, compared with $1.3 million for the twelve months ended March 31, 1998, an increase of $3.0 million or 238%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's nine offices throughout the United States. Also, during the twelve fiscal months ended March 31, 1999, the Company issued 433,673 shares of the Company's common stock in exchange for financial, legal, marketing and technological professional services. The cost of the services provided of $1.6 million has been charged to operations.

The Company issued 546,621 shares of its common stock to acquire subsidiaries and/or operations (treated as purchase transactions) during the years ended March 31, 1999 and 1998. All of the acquisitions have been accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations ". The purchase consideration paid, in the aggregate for all transactions, exceeded the fair values of the net assets acquired by $1.2 million. The Company determined that such goodwill was impaired, and accordingly, expensed $0.8 million and $0.4 million during the years ended March 31, 1999 and 1998, respectively, to acquisition costs. See additional information relating to acquisitions in the consolidated financial statements included elsewhere herein.

The Company incurred depreciation and amortization expense of $1.2 million for the twelve months ended March 31, 1999 compared to $0.1 million for the previous year, an increase of $1.1 million or 1,369%. The increase is due to the large amounts of fixed assets placed into service during fiscal 1999, particularly for computer equipment. In addition, the Company recognized $0.3 million in depreciation expense related to a change in useful life from 5 years to 3 years for computers and other equipment. Also, the Company recognized impairment of frequency licenses totaling $0.7 million, see Note 4 of the consolidated financial statements included elsewhere herein.

The Company incurred interest expense of $0.1 million in the twelve months ended March 31, 1999 on various notes outstanding during the year.

The Company incurred a net loss of $8.3 million for the twelve months ended March 31, 1999, compared to a net loss of $2.4 million for the twelve months ended March 31, 1998. The Company does not anticipate generating net income in the near future.

Liquidity and Capital Resources

Cash used in operating activities was $5.0 million for the twelve fiscal months ended March 31, 1999 compared to $1.7 million for the twelve fiscal months ended March 31, 1998. Cash was impacted primarily by the Company's operating activities for the twelve months ended March 31, 1999. Included in the operating activities is $1.7 million in stock value that was issued for services, primarily technical and marketing professional services.

Cash used for purchases of fixed assets was $1.0 million for the twelve fiscal months ended March 31, 1999. Cash invested in licenses and other assets during the twelve months ended March 31, 1999 was $0.2 million. There was no cash used in investing activities for the twelve months ended March 31, 1998.

Cash was provided primarily by the sale of common and preferred stock of the Company. Warrants to purchase 512,821 shares of the Company's common stock were exercised during the year, providing $1.0 million in cash. The collection of stock subscriptions receivable, which were outstanding at the end of the previous fiscal year, provided $0.8 million in cash.

During the year ended March 31, 1999 the Board of Directors authorized the issuance of 507,719 shares of common stock to various individuals to purchase assets. The Company recorded ITFS channel rights and miscellaneous other assets in the amount of $0.7 million, MMDS and ITFS channel rights in the amount of $0.5 million and rights to the Fair Auction website in the amount of $0.2 million, see Notes 2 and 4 of the consolidated financial statements included elsewhere herein.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PRIVATE PLACEMENTS

During fiscal 1999 and 1998, the Company sold shares of common stock through various private placements. The Company issued an aggregate 1.4 million and 1.3 million shares for net consideration of $3.2 million (net of commissions of $3.0 million) and $2.5 million ($0.8 million of which was received in fiscal 1999) during the years ended March 31, 1999 and 1998, respectively. The prices at which the shares were issued were generally at a significant discount from the prevailing market price of the Company's common stock. The Company has relied on registration exemptions provided under Regulations D and S and in section 4(2) of the Securities Act of 1933, as amended.

REDEEMABLE PREFERRED STOCK

In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Preferred Stock") for a gross price of $2.0 million, net of commissions of $0.2 million. The convertible feature of the Preferred Stock provides for a rate of conversion that is below market value. Under terms of the Agreement, the Investors have the right to convert the Preferred Stock to common stock at a 20% discount from the average closing price of the Company's common stock for the five business days immediately preceding a request for conversion. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the Preferred Stock to be $0.4 million. In the calculation of basic and diluted net loss per share, such beneficial conversion feature has increased the net loss applicable to common shareholders. No shares have been converted as of March 31, 1999. The Preferred Stock carries a liquidation preference of $1.00 per share of Preferred Stock, for a total of $2.0 million at March 31, 1999.

Inflation

The Company's Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The selected financial data presented below for the years ended March 31, 1999 and March 31, 1998 were derived from the consolidated financial statements of the Company, which were audited by Smith & Company, independent certified public accountants, and which are included elsewhere in this Form 10-KSB/A. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-KS/A.

                                 IJNT.net, Inc.
                 Condensed Consolidated Statements of Operations
                               For the Years Ended March 31, 1999 and March 31, 1998
                                                            MARCH 31, 1999      MARCH 31, 1998
                                                            --------------      --------------
Revenues                                                    $       1,552       $         147
Operating expenses:....................................
    Network expenses...................................               543                  66
    Payroll and related expenses.......................             2,421                 774
    Selling, general and administrative expenses.......             4,293               1,270
    Acquisition costs (Note 8).........................             1,256                 352
    Depreciation and amortization......................             1,219                  83
                                                            --------------      --------------
        Total operating expenses.......................             9,732               2,545
                                                            --------------      --------------
Operating loss.........................................            (8,180)             (2,398)

Interest income........................................                65                  13
Interest expense.......................................              (147)                (10)
                                                            --------------      --------------
Net loss...............................................            (8,262)             (2,395)

Preferred stock beneficial conversion feature (Note 10)              (364)                  -
                                                            --------------      --------------
Net loss applicable to common shareholders.............     $      (8,626)      $      (2,395)
                                                            ==============      ==============
Net loss per share, basic and diluted..................     $       (0.58)      $       (0.21)
                                                            ==============      ==============
Weighted-average number of shares, basic and diluted..         14,890,130          11,528,021
                                                            ==============      ==============


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 IJNT.NET, INC.

Independent Auditor's Report                                                                                            F-1

Consolidated Balance Sheets as of March 31, 1999                                                                        F-2

Consolidated Statements of Operations for the years ended March 31, 1999 and March 31, 1998                             F-3

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1999 and March 31, 1998        F-4

Consolidated Statements of Cash Flows for the years ended March 31, 1999 and March 31, 1998                             F-5

Notes to the Consolidated Financial Statements                                                                          F-6

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers: The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows.

Name                             Age          Position
----                             ---          --------

Jon H. Marple (1)                59           Chairman and Chief Executive
                                              Officer since August 8, 1997
                                              (date of purchase of IJNT, Inc.)
Mary E. Blake (1)                46           President and Director and
                                              Secretary since August 8, 1997
Richard W. Torney                59           Director since August 8, 1997
                                              (date of purchase of IJNT, Inc.)
Robert Santore                   38           Director since October 1998
Jeffrey R. Matsen                59           Director since October 1998,
                                              Vice President and General Counsel
                                              since October 1999

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

Robert B. Santore brings world-class credentials to the Company. Educated at the Otis Art Institute of Parsons School of Design (Los Angeles), the Parsons School of Design (New York), and the University of California, Irvine (Computer Science), Mr. Santore is a rare blend of computer capability, graphic artistry, and management. As a fine artist his works are displayed in major corporations and museums around the world, including TRW, USA Today, Security Pacific Bank, Burlington-Northern, Santa Fe, Principal Insurance, The Newport Harbor Art Museum, Los Angeles Contemporary Art Collection, San Jose Museum of Art, and more. He has had exhibits in Los Angeles, New York, and Tokyo, among others. Mr. Santore is the nephew of Ms. Blake.

Jeffrey R. Matsen is a licensed attorney and has served as outside Counsel of IJNT.net from its founding and is presently Executive Vice President, General Counsel and a member of the Board of Directors. Mr. Matsen has a wealth of experience in dealing with corporate and business matters and transactions. His career as a practitioner and professor of law began with his graduation with honors from the UCLA School of Law in 1967. This followed the award of Mr. Matsen's Bachelor's of Arts Degree magna cum laude from Brigham Young University. Mr. Matsen served as a Captain and JAG Officer in the United States Marine Corps prior to opening his business and transactional law practice in Orange County in 1971. Mr. Matsen was appointed a Director in December 1998 and has been employed by the Company since October 1, 1999.

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

Item 10. EXECUTIVE COMPENSATION

                                              Annual                  All Other
      Name and Principal Position          Compensation             Compensation
      ---------------------------          ------------             ------------

Jon H. Marple, President                     $ 177,154                  none
Mary E. Blake, Vice President                $ 112,482                  none

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

                                                        Percentage
            Name of                  Number of        of Outstanding
          Stockholder               Shares Owned       Common Stock
          -----------               ------------       ------------
          Mary E. Blake (1)            7,617,647            44.3
          Jon H. Marple (1)                  --              --
          Richard W. Torney                5,000              *
          Robert B. Santore               26,000              *
          Jeffrey R. Matsen               10,000              *
          All officers and directors
          as a group (3 persons)       7,658,647            44.6


     Mary E. Blake and Jon H. Marple are husband and wife. Mr. Marple disclaims beneficial ownership of the shares owned by Ms. Blake.

                  * Less than 1%

Item 12. CERTAIN TRANSACTIONS AND SUBSEQUENT EVENTS

In April and August of 1998, 12,903 and 25,000 shares respectively of common stock were issued to J.R. Marple in exchange for accounting services. The values of these shares at the dates of the grants were $47,573 and $151,550 respectively. Mr. Marple is the son of Jon Marple, CEO of the Company.

In July 1998, the Company issued 10,000 common shares valued at $97,500 to Robert Santore in exchange for web development services. In August 1998, the Company issued 25,000 common shares valued at $100,000 to Mr. Santore as part of the acquisition costs to acquire Man Rabbit House Multimedia, Inc. (additional shares were issued to an unrelated third party, see further discussion in Note 8 relating to acquisitions). Mr. Santore is the nephew of Mary Blake, President of the Company.

In February 1999, the Company issued 200,000 shares, valued at $500,000 to a company owned by J.R. Marple to acquire channel rights. The value of the rights on the books of the seller was $500,000 and the Company obtained an independent appraisal supporting such valuation as an approximation of the market value of the acquired assets.

At March 31, 1999, the Company owed two stockholders $156,690, payable within the next twelve months without interest. This amount was fully repaid prior to June 30, 1999. In addition, the Company was owed $80,000 by Jon Marple, CEO and Mary Blake, President, payable within the next twelve months without interest. These receivables were satisfied by the transfer of property, including office equipment and supplies, prior to June 30, 1999.

During the twelve months ended March 31, 1999, 189,850 shares of common stock were issued to various persons engaged in the activity of promoting the Company and its stock in the investment community. The names and related information for each transaction is presented on the following page.

NAME OF  PERSON OR ENTITY      NUMBER OF SHARES ISSUED      VALUE OF TRANSACTION
-------------------------      -----------------------      --------------------
I. Alic                                   2,000             $    5,500

Capital Marketing                         30,000            $   82,500

S. Wood                                   37,850            $  104,087

OTC Communications                        20,000            $   49,680

EB Raymond Associates                    100,000            $  225,000


SUBSEQUENT EVENTS

The following represent acquisitions and significant transactions completed after the end of the fiscal year ended March 31, 1999 and prior to the filing of this report.

In December 1998, the Company entered into an Agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Preferred Stock") for a price of $1.8 million, net of commissions of $0.4 million. In May 1999, the Agreement was amended to include an additional 2,000 shares of Preferred Stock, which netted $1.8 million (net of $0.4 million expenses) to the Company. The convertible feature of the Preferred Stock provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the second issuance of Preferred Stock to be $0.4 million. In the calculation of basic and diluted net loss per share, such beneficial conversion features have increased the net loss applicable to common shareholders.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits of the Company are included herein.

                                                                      Sequential
         Exhibit No.                Document Description               Page No.
         -----------                --------------------               --------
              3           Certificate of Incorporation and Bylaws (2)
              3.1         Articles of Incorporation (1)
              3.2         Byalws (1)

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24408.
(2) Incorporated by reference to such exhibit as filed with the Company's Form 10-K as of March 31, 1999 as originally filed.

         (b)      Reports on Form 8-K.

                  None filed during the fourth quarter.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 5, 2000.


                                 IJNT.net, Inc.


                                                     By: /S/ Jon H. Marple
                                                     ---------------------
                                                         Jon H. Marple
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 5, 2000.

By: /S/ Jon H. Marple         Chairman of the Board and Chief Executive Officer
   -----------------------
    Jon H. Marple

By: /S/ Mary E. Blake         President, Secretary and Director
   -----------------------
    Mary E. Blake

By: /S/ Richard W. Torney     Director
   -----------------------
    Richard W. Torney

By: /S/ Robert B. Santore     Director
   -----------------------
    Robert B. Santore

By: /S/ Jeffrey R. Matsen     Director, Vice President, General Counsel
   -----------------------
    Jeffrey R. Matsen

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants




Board of Directors
IJNT.net, Inc.
Salt Lake City, Utah



                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheet of IJNT.net, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IJNT.net, Inc. and Subsidiaries as of March 31, 1999 and 1998 and the results of their operations, changes in shareholders' equity, and cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.




                                                      /S/  Smith & Company
                                                  CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
July 7, 1999 Except for Note 11,
as to which the date is May 9, 2000

         10 West 100 South, Suite 700 o Salt Lake City, Utah 84101-1554
               Telephone: (801) 575-8297 Facsimile: (801) 575-8306
        E-mail: smith&co@smithandcocpa.com Members: American Institute of
                          Certified Public Accountants
                Utah Association of Certified Public Accountants


                                     CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS
                                                                                       MARCH 31,          MARCH 31,
                                                                                         1999               1998
                                                                                     -------------      -------------
Current assets:
   Cash......................................................................        $        903       $         63
   Accounts receivable, net of allowance for doubtful accounts of $115 and $0,
      respectively...........................................................                 176                 40
   Stock subscription receivable.............................................                   -                794
   Prepaid expenses and other current assets.................................                 387                 58
                                                                                     -------------      -------------
          Total current assets...............................................               1,466                955

Property and equipment (Note 3)..............................................               1,564                976

Other assets:
   Deposits..................................................................                  65                  9
   Loan to shareholder (Note 2)..............................................                  80                  -
   Licenses and other (Note 4)...............................................               1,593                770
                                                                                     -------------      -------------
          Total other assets.................................................               1,738                770
                                                                                     -------------      -------------
          Total assets.......................................................        $      4,768       $      2,710
                                                                                     =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................        $        283       $        490
   Accrued liabilities.......................................................                   5                  1
   Accrued payroll, benefits and related costs................................                200                 46
   Note payable..............................................................                   -                 35
   Notes payable to shareholder (Note 2).....................................                 157                 14
   Current portion of long term debt (Note 5)................................                  26                 20
                                                                                     -------------      -------------
          Total current liabilities..........................................                 671                606

Long term debt (Note 5)......................................................                 196                 49
                                                                                     -------------      -------------
          Total liabilities..................................................                 867                655
                                                                                     -------------      -------------
Shareholders' equity:
  Series A Convertible Preferred Stock, $.01 par value; authorized 1,000,000 shares; 2,000 and 0 issued and outstanding, liquidation preference of
     $2,000 and $0, respectively (Note 9)....................................                   -                  -
  Common Stock, $.001 par value; authorized 20,000,000 shares;
     16,098,129 and 12,854,145 issued and outstanding, respectively..........                  16                 13
  Additional paid-in capital.................................................              15,084              4,615
  Accumulated deficit........................................................             (11,199)            (2,573)
                                                                                     -------------      -------------
          Total shareholders' equity.........................................               3,901              2,055
                                                                                     -------------      -------------
          Total liabilities and shareholders' equity.........................        $      4,768       $      2,710
                                                                                     =============      =============

                    See accompanying notes to consolidated financial statements.


                                CONSOLIDATED STATEMENTS OF OPERATIONS
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          TWELVE MONTHS ENDED
                                                                                          -------------------
                                                                                   MARCH 31, 1999      MARCH 31, 1998
                                                                                   --------------      --------------
Revenues......................................................................     $       1,552       $         147
Operating expenses:...........................................................
    Network expenses..........................................................               543                  66
    Payroll and related expenses (Notes 2 and 10).............................             2,421                 774
    Selling, general and administrative expenses (Notes 2 and 10).............             4,293               1,270
    Acquisition costs (Note 8)................................................             1,256                 352
    Depreciation and amortization.............................................             1,219                  83
                                                                                   --------------      --------------
        Total operating expenses..............................................             9,732               2,545
                                                                                   --------------      --------------
Operating loss................................................................            (8,180)             (2,398)

Interest income...............................................................                65                  13
Interest expense..............................................................              (147)                (10)
                                                                                   --------------      --------------
Net loss......................................................................            (8,262)             (2,395)

Preferred stock beneficial conversion feature (Note 9)........................              (364)                  -
                                                                                   --------------      --------------
Net loss applicable to common shareholders....................................     $      (8,626)      $      (2,395)
                                                                                   ==============      ==============

Net loss per share, basic and diluted.........................................     $       (0.58)      $       (0.21)
                                                                                   ==============      ==============
Weighted-average number of shares, basic and diluted..........................        14,890,130          11,528,021
                                                                                   ==============      ==============


                    See accompanying notes to consolidated financial statements.


                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              Series A
                                             Convertible                                  Additional
                                           Preferred Stock           Common Stock           Paid-In       Accumulated
                                          Shares     Amount      Shares        Amount       Capital         Deficit        Total
                                         ---------- --------- -------------- ----------- -------------  -------------- -------------
Balances at March 31, 1997                       -  $      -     11,165,563  $       11  $      1,676   $        (178) $      1,509

   See Notes 8 and 10

   Issue shares to retire debt                   -         -        155,000           -             1               -             1
   Issue shares to acquire subsidiary            -         -        211,000           -           422               -           422
   Issue shares for services                     -         -         15,000           -            32               -            32
   Sale of shares in private placements          -         -      1,307,582           2         2,484               -         2,486
   Net loss                                      -         -              -           -             -          (2,395)       (2,395)
                                         ---------- --------- -------------- ----------- -------------  -------------- -------------

Balances at March 31, 1998                       -         -     12,854,145          13         4,615          (2,573)        2,055

   See Notes 8, 9 and 10

   Issue shares to acquire subsidiaries
     and/or operations                           -         -        335,621           -           873               -           873
   Issue shares for services                     -         -        453,873           1         1,650               -         1,651
   Issue shares to retire debt                   -         -         25,456           -            70               -            70
   Issue shares to pay interest                  -         -         44,544           -           122               -           122
   Issue shares to purchase assets               -         -        507,719           -         1,400               -         1,400
   Issue shares for redemption of
     warrants                                    -         -        512,821           1           999               -         1,000
   Sale of shares in private placements
     (net of issuance costs)                     -         -      1,363,950           1         3,191               -         3,192
   Issue convertible preferred stock
     (net of issuance costs)                 2,000         -              -           -         1,800               -         1,800
   Beneficial conversion feature of
     convertible preferred stock                 -         -              -           -           364            (364)            -
   Net loss                                      -         -              -           -             -          (8,262)       (8,262)
                                         ---------- --------- -------------- ----------- -------------  -------------- -------------

Balances at March 31, 1999                   2,000  $      -     16,098,129  $       16  $     15,084   $     (11,199) $      3,901
                                         ========== ========= ============== =========== =============  ============== =============

                          See accompanying notes to consolidated financial statements

                                                     F-4

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (AMOUNTS IN THOUSANDS)
                                                                                         TWELVE MONTHS ENDED
                                                                                         -------------------
                                                                                   MARCH 31, 1999      MARCH 31, 1998
                                                                                   --------------      --------------
Cash flows used in operating activities:
   Net loss......................................................................  $      (8,262)      $      (2,395)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Bad debt expense..........................................................            115                   -
       Depreciation and amortization.............................................          1,219                  83
       Stock issued for services.................................................          1,650                  32
       Stock issued for interest.................................................            122                   -
       Write-off of goodwill.....................................................            823                 352
       Changes in current assets and liabilities.................................
           Accounts receivable...................................................           (251)                (40)
           Prepaid expenses and other current assets.............................           (329)                (58)
           Account payable.......................................................           (207)                300
           Accrued liabilities...................................................              4                   1
           Accrued payroll.......................................................            154                  46
                                                                                   --------------      --------------
   Net cash used in operating activities.........................................         (4,962)             (1,679)
                                                                                   --------------      --------------
Cash flows used in investing activities:
   Loan to shareholder...........................................................            (80)                  -
   Purchases of fixed assets.....................................................           (965)                  -
   Purchase of licenses and other assets ........................................           (214)                  -
   Increase in deposits .........................................................            (56)                (18)
                                                                                   --------------      --------------
   Net cash used in investing activities.........................................         (1,315)                (18)
                                                                                   --------------      --------------
Cash flows provided by financing activities:
   Borrowings from shareholders..................................................            143                  14
   Repayments of current debt ...................................................            (35)                  -
   Borrowings of long term debt..................................................            339                  84
   Repayments of long term debt..................................................           (116)                (28)
   Proceeds from sale of convertible preferred stock.............................          1,800                   -
   Proceeds from exercise of warrants............................................          1,000                   -
   Collection of subscriptions receivable........................................            794                   -
   Proceeds from sale of common stock............................................          3,192               1,690
                                                                                   --------------      --------------
   Net cash provided by financing activities.....................................          7,117               1,760
                                                                                   --------------      --------------

 Net increase in cash............................................................            840                  63
 Cash at beginning of period.....................................................             63                   -
                                                                                   --------------      --------------
 Cash at end of period...........................................................  $         903       $          63
                                                                                   ==============      ==============

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for asset purchases..................................  $       1,400       $           -
                                                                                   ==============      ==============
   Issuance of common stock to acquire subsidiaries and/or operations............  $         873       $           -
                                                                                   ==============      ==============
   Issuance of common stock to retire debt.......................................  $          70       $           -
                                                                                   ==============      ==============

Cash paid for:
   Interest......................................................................  $          24       $          10
                                                                                   ==============      ==============

                    See accompanying notes to consolidated financial statements.

                                 IJNT.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 1:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      Principles of Consolidation
                      The consolidated financial statements for 1998 include the accounts of the Company and its wholly-owned subsidiaries IJNT, Inc., which was incorporated January 15, 1997 under the laws of the State of Nevada, and Access Communications, Inc., a Texas corporation, which was purchased January 1, 1998. The consolidated financial statements for 1999 include the accounts of the Company and its wholly-owned subsidiaries IJNT, Inc.; Access Communications, Inc.; WebIt of Utah, Inc., a Utah corporation purchased April 17, 1998; UrJet Backbone Network, Inc., which was incorporated in December 1998 under the laws of Nevada; Man Rabbit House Multimedia, Inc., a California corporation purchased August 14, 1998; and Global Broadband Services, Inc., a Nevada corporation purchased February 22, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                      Basis of Accounting and Revenue Recognition
                      The consolidated financial statements are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. Wireless internet service requires certain hardware items which must be installed at the customer's location. The sales of the equipment and installation labor are recognized as revenue in the period in which the equipment is installed. Internet access revenue is recognized monthly as it is billed. Web site development services revenue is recognized based on stages of development, typically over a period of one to three months, as the customer authenticates the stages.

                      Net Loss Per Share
                      Net loss available to common stockholders per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss applicable to common shareholders has been increased for the effect of the preferred stockholder beneficial conversion feature (see Note 9). The Company had no outstanding warrants or options as of March 31, 1999 or March 31, 1998.

                      Property and Equipment
                      Property and equipment consists of network costs associated with the development and implementation of the DSL networks, office and computer equipment, vehicles, furniture and fixtures and leasehold improvements. Assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are three to five years for furniture and fixtures, vehicles and office and computer equipment. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the term of the lease. Network equipment is depreciated over five years.

                      Impairment of long-lived assets
                      The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the assets' balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair valued and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of March 31, 1999 and 1998, other than Goodwill (see Note 8) and one of the frequency licenses, which was written off at March 31, 1999 (see Note 4).

                                 IJNT.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 1:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                      Income Taxes
                      The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
                      109). Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. An allowance against deferred tax assets is recorded when it is more likely than not that the Company will not realize tax assets through future operations.

                      Estimates
                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could materially differ from these estimates.

                      Reclassifications
                      Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

                      Former Development Stage Company
                      The Company was in the development stage from its inception until December 31, 1997. Commencing January 1, 1998, the Company has sufficient revenue through operations of its subsidiaries that management considers it to be no longer in the development stage.

NOTE 2:               RELATED PARTY TRANSACTIONS

                      In April and August of 1998, 12,903 and 25,000 shares, respectively, of common stock were issued to J.R. Marple in exchange for accounting services (see Note 10). The values of these shares at the dates of the grants were $48 and $152 respectively. Mr. Marple is the son of Jon Marple, CEO of the Company.

                      In July 1998, the Company issued 10,000 common shares valued at $98 to Robert Santore in exchange for web development services. In August 1998, the Company issued 25,000 common shares valued at $100 to Mr. Santore as part of the acquisition costs to acquire Man Rabbit House Multimedia, Inc. (additional shares were issued to an unrelated third party, see further discussion in Note 8). Mr. Santore is the nephew of Mary Blake, President of the Company.

                      In February 1999, the Company issued 200,000 shares, valued at $500, to a company owned by J.R. Marple to acquire MMDS and ITFS channel rights (see Note 4). The Company obtained an independent appraisal supporting the valuation of the acquired assets.

                      At March 31, 1999, the Company owed two stockholders $157, payable within the next twelve months without interest. This amount was fully repaid prior to June 30, 1999. In addition, the Company was owed $80 by Jon Marple, CEO and Mary Blake, President, payable within the next twelve months without interest. These receivables were satisfied by the transfer of property, including office equipment and supplies, prior to June 30, 1999.

                                 IJNT.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 3:               PROPERTY AND EQUIPMENT

                      Property and equipment are summarized as follows:

                                                      March 31, 1999        March 31, 1998
                                                    ------------------    ------------------
                    Furniture                       $             180     $             128
                    Equipment                                     620                   206
                    Transmission Equipment                      1,366                   710
                    Leased Vehicle                                 13                    13
                                                    ------------------    ------------------
                    Subtotal                                    2,179     $           1,057
                    Less Accumulated Depreciation                (615)                  (81)
                                                    ------------------    ------------------
                                                    $           1,564     $             976
                                                    ==================    ==================

NOTE 4:               LICENSES AND OTHER

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

                      During the year ended March 31, 1999 the Company determined that the LPTV rights and licenses were impaired, and has written off the cost of such licenses.

                      A summary of licenses and other is as follows:

                                                                       March 31, 1999     March 31, 1998
                                                                       --------------     --------------
                    MMDS channel rights (see Notes 2 and 10)           $         450      $          62
                    LPTV rights and licenses                                       -                699
                    ITFS channel rights (see Notes 2 and 10)                     635                  -
                    Customer bases                                               239                  -
                    Fair Auction Website (see Note 10)                           213                  -
                    Non-compete agreement                                         50                  -
                    Miscellaneous costs                                           12                  9
                                                                       --------------     --------------
                    Subtotal                                                   1,599                770
                    Less Accumulated amortization                                (6)                  -
                                                                       --------------     --------------
                                                                       $       1,593      $         770
                                                                       ==============     ==============

                                 IJNT.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 5:                    LONG-TERM LIABILITIES

                         Long-term debt at March 31, 1999 is detailed as follows:

                                                                 Principal Balance
                                                              Current          Long-term
                                                           --------------     ------------
                         Vehicle contract                  $          13      $        19
                         Vehicle contract                              4                8
                         Vehicle lease                                 9                4
                         Note payable to consultant                                   133
                         Note payable to corporation                                   32
                                                           --------------     ------------
                                                           $          26      $       196
                                                           ==============     ============

                         Scheduled principal reductions of the debt are as follows:

                            2000                           $          26
                            2001                                     176
                            2002                                      20
                                                           --------------
                                                           $         222
                                                           ==============

NOTE 6:                    COMMITMENTS AND CONTINGENCIES

                           The Company conducts its operations in leased facilities under noncancellable operating leases expiring through 2001. In addition, the Company leases equipment under noncancellable operating leases expiring through 2007. The minimum future rental commitments under operating leases are as follows:

                                       Year ending March 31,             Facilities          Equipment            Total
                                  --------------------------------     ---------------     ---------------    ---------------
                                  2000                                 $          535      $           82     $          617
                                  2001                                            487                  72                559
                                  2002                                            466                  72                538
                                  2003                                            435                  71                506
                                  Beyond 2003                                     185                  71                256
                                                                       ---------------     ---------------    ---------------
                                                                       $        2,108      $          368     $        2,476
                                                                       ===============     ===============    ===============

                           Payments under these leases (included in general and administrative expenses) were $317 for the year ended March 31, 1999 and $191 for the year ended March 31, 1998.

NOTE 7:                    INCOME TAXES

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

                                 IJNT.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 8:                    ACQUISITIONS OF SUBSIDIARIES AND/OR OPERATIONS

                           The Company has issued 546,621 shares to acquire subsidiaries and/or operations (treated as purchase transactions) as follows:

                           January 1, 1998       Access Communications, Inc. (1)              241,333
                           April 17, 1998        WebIt of Utah, Inc.                           20,000
                           August 4, 1998        Man Rabbit House Multimedia, Inc.             35,288
                           February 22, 1999     Global Broadband Services, Inc.              250,000
                                                                                      ----------------
                                                                                              546,621
                                                                                      ================
                           (1) Includes an additional 30,333 shares issued in January 1999

                           All of the acquisitions have been accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations ". The purchase consideration paid, in the aggregate for all transactions, exceeded the fair values of the net assets acquired by $1,175. The Company determined that such goodwill was impaired, and accordingly, expensed $823 and $352 during the years ended March 31, 1999 and 1998, respectively. In addition, the Company determined that various fixed assets and one note receivable acquired from a subsidiary were impaired, and accordingly, expensed $225 and $208, respectively, as acquisition costs for the year ended March 31, 1999. The Company has determined that the historical operations of the subsidiaries acquired were minimal, and accordingly, proforma presentation for 1999 and 1998 has been omitted.

NOTE 9:                    REDEEMABLE PREFERRED STOCK

                           In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Preferred Stock") for a gross price of $2,000, net of commissions of $200. The convertible feature of the Preferred Stock provides for a rate of conversion that is below market value. Under terms of the Agreement, the Investors have the right to convert the Preferred Stock to common stock at a 20% discount from the average closing price of the Company's common stock for the five business days immediately preceding a request for conversion. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the Preferred Stock to be $364. In the calculation of basic and diluted net loss per share, such beneficial conversion feature has increased the net loss applicable to common shareholders. No shares have been converted as of March 31, 1999. The Preferred Stock carries a liquidation preference of $1.00 per share of Preferred Stock, for a total of $2,000 at March 31, 1999.

NOTE 10:                   SHAREHOLDERS' EQUITY

                           Private Placements
                           During fiscal 1999 and 1998, the Company sold shares of common stock through various private placements. The Company issued an aggregate 1,363,950 and 1,307,582 shares for net consideration of $3,192 (net of commissions of $3,068) and $2,486 during the years ended March 31, 1999 and 1998, respectively. The prices at which the shares were issued were generally at a significant discount from the prevailing market price of the Company's common stock. The Company has relied on registration exemptions provided under Regulations D and S and in section 4(2) of the Securities Act of 1933, as amended.

                           Warrants to Purchase Common Stock
                           At March 31, 1999, there were no warrants outstanding to purchase shares of the Company's common stock. Additionally, and as described in Note 9 above, the 2,000 shares outstanding of Convertible Preferred Series A Stock was convertible into 1,162,899 shares of the Company's common stock as of March 31, 1999.

                                 IJNT.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 10:                   SHAREHOLDERS' EQUITY (Continued)

                           Shares Issued for Services
                           During the years ended March 31, 1999 and 1998, the Board of Directors authorized the issuance of 453,873 and 15,000, respectively, shares of common stock to various individuals and employees as compensation for services provided to the Company. The shares were valued at market prices ranging from $2.13 to $12.00 as of the day of Board approval. The Company recorded compensation expense and professional fees expense totaling $1,651 and $32, respectively, for the years ended March 31, 1999 and 1998.

                           Shares Issued to Purchase Assets

                           During the year ended March 31, 1999 the Board of Directors authorized the issuance of 507,719 shares of common stock to various individuals to purchase assets. The shares were valued at market prices ranging from $2.13 to $3.31 as of the day of Board approval. The Company recorded ITFS channel rights and miscellaneous other assets in the amount of $687 (see Note 4), MMDS and ITFS channel rights in the amount of $500 (see also Notes 2 and 4) and rights to the Fair Auction website in the amount of $213 (see
                           Note 4).

NOTE 11:                   CHANGES TO FINANCIAL STATEMENTS

                           The consolidated financial statements as of and for the year ended March 31, 1999 have been restated to correct the following errors:

                           During the year ended March 31, 1999, shares of common stock were issued for services, to acquire assets and to settle debts. These shares were originally recorded at a discounted value from the free-trading price of similar shares. The Company has restated the value of the shares tendered using the free-trading market price as the basis for all such issuances. Such restatement resulted in additional expense of $1,367 for the year ended March 31, 1999.

                           During April 1999, 123,000 shares of common stock were issued pursuant to a binding agreement dated March 30, 1999. This transaction had not previously been reflected in the financial statements of the Company. This transaction has now been reflected in the consolidated financial statements of the Company, resulting in additional expense totaling $49 and recordation of other assets totaling $213.

                           An error was made in the calculation of the preferred stock beneficial conversion feature. The beneficial conversion feature was overstated by $200. The correct impact of the conversion feature has been reflected in the financial statements.

                           The net realizability of LPTV frequency licenses has been reevaluated as of March 31, 1999. Upon such reevaluation, it was determined that these licenses were impaired. As a result, the Company charged the cost of these licenses, in the amount of $699, to operations, resulting in additional expense and a reduction in net assets of $699.

                           Certain components of property, plant and equipment were written down to their net realizable value as of March 31, 1999, and the depreciable lives of certain asset classifications were shortened, resulting in a charge to operations and a reduction to net property, plant and equipment of $750.

                           A reserve for uncollectible accounts receivable was not previously recorded in the financial statements. Such reserve has now been recorded, resulting in a charge to operations of $115.

                           A note receivable recorded in conjunction with an acquisition was deemed uncollectible and was written off, resulting in a charge to operations and a reduction of assets of $208.