Form 10-Q/A
period 1999-12-31
IJNT NET INC
filed 2000-05-10
CIK 925739

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             -----------------------

                                   FORM 10-Q/A

                             -----------------------


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM   TO

                         COMMISSION FILE NUMBER 0-24408

                                 IJNT.net, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                         33-0611753
   (STATE OR OTHER JURISDICTION OF                         (I.R.S.  EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)


     2030 MAIN STREET, 5TH FLOOR
           IRVINE, CALIFORNIA                                    92614
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 260-8100


                             -----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of February 11, 2000 there were 20,162,822 shares of Common Stock outstanding.


--------------------------------------------------------------------------------


                                 IJNT.net, Inc.

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 31, 1999 (unaudited) and March 31, 1999..............     3

          Consolidated Statements of Operation for the three months and nine months ended
            December 31, 1999 and December 31, 1998 (unaudited)...........................................     4

          Consolidated Statements of Cash Flows for the nine months ended December 31, 1999
            and December 31, 1998 (unaudited).............................................................     5

          Notes to Consolidated Financial Statements......................................................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
          Operations......................................................................................    11

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................     *

     Item 2.  Changes In Securities and Use of Proceeds...................................................    17

     Item 3.  Defaults Upon Senior Securities.............................................................     *

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................     *

     Item 5.  Other Information...........................................................................    17

     Item 6.  Exhibits and Reports on Form 8-K............................................................    17


SIGNATURES................................................................................................    18



* No information provided due to inapplicability of item.

                                 IJNT.net, Inc.
                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                            CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       ASSETS
                                                                                                         DECEMBER 31,    MARCH 31,
                                                                                                             1999          1999
                                                                                                         ------------  ------------
                                                                                                         (Unaudited)

Current assets:
   Cash ............................................................................................     $     1,231   $       903
   Accounts receivable, net of allowance for doubtful accounts of $151 and $115, respectively ......             258           176
   Stock subscription receivable (Note 2) ..........................................................           8,975            --
   Prepaid expenses and other current assets .......................................................             187           387
   Other receivables ...............................................................................             148            --
                                                                                                         ------------  ------------
          Total current assets .....................................................................          10,799         1,466

Fixed assets, net of accumulated depreciation of $1,291 and $615, respectively .....................           9,067         1,564

Other assets:
   Deposits ........................................................................................             209            65
   Loan to shareholder (Note 4) ....................................................................              --            80
   Deferred financing costs, net of accumulated amortization of $875 ...............................           1,729            --
   Licenses and other, net of accumulated amortization of $369 and $6, respectively ................             938         1,593
                                                                                                         ------------  ------------
          Total other assets .......................................................................           2,876         1,738
                                                                                                         ------------  ------------
          Total assets .............................................................................     $    22,742   $     4,768
                                                                                                         ============  ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable (Note 7) .......................................................................     $     7,646   $       283
   Accrued liabilities (Note 7) ....................................................................           1,080             5
   Accrued payroll, benefits and related costs .....................................................             440           200
   Notes payable to shareholders (Note 4) ..........................................................              --           157
   Line of credit (Note 7) .........................................................................           7,361            --
   Current portion of long term debt ...............................................................              --            26
                                                                                                         ------------  ------------
          Total current liabilities ................................................................          16,527           671

Long term debt .....................................................................................              --           196
                                                                                                         ------------  ------------
          Total liabilities ........................................................................          16,527           867
                                                                                                         ------------  ------------
Shareholders' equity (Note 2):
  Series A Convertible Preferred Stock, $.01 par value; authorized 1,000,000 shares; 2,335 and 2,000 issued and outstanding, liquidation preference of $2,335
    and $2,000, respectively .......................................................................              --            --

Common Stock, $.001 par value; authorized 50,000,000 shares;
     20,162,822 and 16,098,129 issued and outstanding, respectively ................................              20            16
Additional paid-in capital .........................................................................          30,435        15,084
Accumulated deficit ................................................................................         (24,240)      (11,199)
                                                                                                         ------------  ------------
          Total shareholders' equity ...............................................................           6,215         3,901
                                                                                                         ------------  ------------
          Total liabilities and shareholders' equity ...............................................     $    22,742   $     4,768
                                                                                                         ============  ============

          See accompanying notes to consolidated financial statements.

                                                  IJNT.net, Inc.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                    (UNAUDITED)

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    ------------------                    -----------------
                                                              DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                  1999               1998               1999               1998
                                                              -------------      -------------      -------------      -------------
Revenues ...............................................      $        628       $        427       $      2,292       $        971
Operating expenses:
  Network expenses .....................................               957                123              1,965                267
  Payroll and related expenses .........................             2,221                602              4,274              1,403
  Selling, general and administrative expenses .........             2,706                705              5,851              1,931
  Depreciation and amortization ........................               949                 75              1,346                173
                                                              -------------      -------------      -------------      -------------
     Total operating expenses ..........................             6,833              1,505             13,436              3,774
                                                              -------------      -------------      -------------      -------------
Operating loss .........................................            (6,205)            (1,078)           (11,144)            (2,803)

  Interest income ......................................                69                 25                 83                 45
  Interest expense, including amortization of
    deferred financing costs ...........................              (984)                (9)            (1,334)               (10)
                                                              -------------      -------------      -------------      -------------
Net loss ...............................................            (7,120)            (1,062)           (12,395)            (2,768)

Preferred stock dividends ..............................               (51)                --               (198)                --
Preferred stock beneficial conversion feature
  (Note 2) .............................................                --               (364)              (448)              (364)
                                                              -------------      -------------      -------------      -------------
Net loss applicable to common shareholders .............      $     (7,171)      $     (1,426)      $    (13,041)      $     (3,132)
                                                              =============      =============      =============      =============
Net loss per share, basic and diluted ..................      $      (0.40)      $      (0.09)      $      (0.74)      $      (0.21)
                                                              =============      =============      =============      =============
Weighted-average number of shares, basic and
  diluted ..............................................        18,021,095         15,065,489         17,535,103         14,710,486
                                                              =============      =============      =============      =============


          See accompanying notes to consolidated financial statements.

                                                  IJNT.net, Inc.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (AMOUNTS IN THOUSANDS)
                                                    (UNAUDITED)
                                                                                                          NINE MONTHS ENDED
                                                                                                          -----------------
                                                                                                    DECEMBER 31,       DECEMBER 31,
                                                                                                        1999               1998
                                                                                                    -------------      -------------
Cash flows used in operating activities:
   Net loss ..................................................................................      $    (12,395)      $     (2,768)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .........................................................             1,346                173
       Amortization of deferred financing costs ..............................................               875                 --
       Stock issued for services .............................................................             1,297                542
       Changes in current assets and liabilities .............................................             7,860                273
                                                                                                    -------------      -------------

   Net cash used in operating activities .....................................................            (1,017)            (1,780)
                                                                                                    -------------      -------------

Cash flows used in investing activities:
   Purchases of fixed assets .................................................................            (8,119)              (881)
   Purchase of licenses and other assets .....................................................              (108)              (408)
                                                                                                    -------------      -------------
   Net cash used in investing activities .....................................................            (8,227)            (1,289)
                                                                                                    -------------      -------------
Cash flows provided by financing activities:
   Borrowings under line of credit ...........................................................             7,361                 --
   Repayment of long term debt ...............................................................              (222)              (217)
   Repayment of loans to shareholders ........................................................              (157)                --
   Proceeds from sale of preferred stock, net ................................................             1,790              1,800
   Proceeds from sale of common stock, net ...................................................               800              4,193
                                                                                                    -------------      -------------
   Net cash provided by financing activities .................................................             9,572              5,776
                                                                                                    -------------      -------------

 Net increase in cash ........................................................................               328              2,707
 Cash at beginning of period .................................................................               903                 63
                                                                                                    -------------      -------------
 Cash at end of period .......................................................................      $      1,231       $      2,770
                                                                                                    =============      =============


Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for asset purchase ...............................................      $         31       $         --
                                                                                                    =============      =============
   Repayment of loan due from shareholder with contribution of fixed assets ..................      $         80       $         --
                                                                                                    =============      =============
   Warrants issued in connection with debt financing .........................................      $      1,944       $         --
                                                                                                    =============      =============
Other disclosures:
   Cash paid during the period for interest ..................................................      $         98       $         10
                                                                                                    =============      =============


          See accompanying notes to consolidated financial statements.

                                 IJNT.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of IJNT.net, Inc. and its wholly owned subsidiaries IJNT, Inc., Access Communications, Inc., Webit of Utah, Inc., UrJet Backbone Network, Inc., Man Rabbit House Multimedia, Inc. and Global Broadband Services, Inc. (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated.

The accompanying consolidated balance sheet at December 31, 1999, and the consolidated statements of operations and cash flows for the three and nine months ended December 31, 1999 and 1998 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission on May 10, 2000.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.


2.   CAPITALIZATION AND SHAREHOLDERS' EQUITY

GENERAL MATTERS
The Company was incorporated in the State of Delaware under the name Picometrix, Inc. on June 11, 1992 and authorized 20,000,000 shares of $0.01 par value common stock. On June 30, 1997 the Company effected a 2.3399365-for-1 share forward stock split. The split increased the total outstanding shares from 579,600 to 1,356,377. On August 8, 1997 the Company issued 9,964,286 shares of post forward-split stock to IJNT.net, Inc. (formerly known as InterJet Net, Inc. and IJNT, Inc.) in conjunction with the purchase of all of the outstanding stock of IJNT, Inc. On November 15, 1999, an amendment to the Articles of Incorporation was approved by the Board of Directors to increase the number of authorized shares of common stock to 50,000,000.

PRIVATE PLACEMENTS
In a private placement during the quarter ended June 30, 1999, the Company sold 600,000 shares of common stock for prices between $2.00 and $2.50 per share and received $800, after offering costs of $545. The shares were issued at a discount from the prevailing market price of the Company's common stock.

On December 31, 1999, the Company entered into a common stock purchase and subscription agreement by and between the Company and a group of private investors for a private offering of securities (the "Offering"). The Company received the Offering proceeds during January 2000. In the Offering, the Company issued 2,243,750 shares of common stock at a price of $4.00 per share, for a total purchase price of $8,975, and warrants to purchase an additional 560,938 shares of common stock. The warrants were issued to the investors in proportion to individual investments at an exercise price of $9.88. The warrants are immediately exercisable and expire on January 4, 2004. In the event that at any time during the four month period commencing on the first anniversary of the closing date, the average bid price of the Company's common stock falls below the original sales price of $4.00 per share and remains below such price for fifteen (15) consecutive trading days, then the Company is required to issue additional shares to the investors in an amount necessary to make up the difference between $4.00 per share and the average bid price per share.

The shares and warrants issued pursuant to the aforementioned private placements were issued in reliance on certain exemptions from registration provided under Regulations D and S and in section 4(2) of the Securities Act of 1933, as amended.

                                 IJNT.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2.   CAPITALIZATION AND SHAREHOLDERS' EQUITY (CONTINUED)

STOCK GRANTS
In November 1999, the Company issued 10,000 shares of restricted common stock to purchase assets from TCM Holdings, Inc., a non-affiliated firm. The assets, valued at $31, are recorded in fixed assets on the consolidated balance sheet and are being amortized using the straight-line method over a period of three years.

For the three and nine months ended December 31, 1999, the Company issued 75,000 and 261,556, respectively, shares of common stock in exchange for various professional services. The fair value of the stock issued of $400 and $1,038, respectively, has been charged to operations. In addition, 52,500 and 77,677, respectively, shares of common stock were issued to certain employees as incentive grants or due to terms of employment agreements during the three and nine months ended December 31, 1999. The corresponding fair value of the stock of $149 and $259 has been charged to operations as compensation expense.

CONVERTIBLE PREFERRED STOCK
In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Preferred Stock") for a gross price of $2,000, net of commissions of $200. In May 1999, the Agreement was amended to include an additional 2,000 shares of Preferred Stock, which netted $1,790 (net of $210 expenses) to the Company. The Preferred Stock is convertible at a discount of 20% below the average closing price of the Company's common stock for the five business days preceding the conversion request.

The convertible feature of the Preferred Stock provides for a rate of conversion that is below market value, as discussed above. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the second issuance of Preferred Stock to be $448. The Beneficial Conversion feature for the December 1, 1998 issuance of 2,000 shares was $364. In the calculation of basic and diluted net loss per share, such beneficial conversion features have increased the net loss applicable to common shareholders.

A dividend of 8% per year accrues on unconverted Preferred Stock held by the Investors. The dividend is not paid in cash but is converted into additional shares of the Company's common stock at the time of the Preferred Stock conversion. As of December 31, 1999, the Company has recorded accrued dividends payable totaling $128. Dividends incurred for the three and nine months ended December 31, 1999 were $51 and $198, respectively.

During the nine months ended December 31, 1999, 1,665 shares of Preferred Stock were converted into 838,982 shares of common stock and $70 in related dividends was converted into 32,728 shares of common stock, for a total of 871,710 shares of common stock issued in connection with the Preferred Stock conversions.


3.   EARNINGS PER SHARE DISCLOSURE

Basic earnings per share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase that are outstanding during the period. Net loss applicable to common shareholders has been increased for the effect of the preferred stock beneficial conversion feature (see Note 2).

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Shares issuable upon conversion of Preferred Stock of 306,032 and 809,785, respectively, and upon the exercise of outstanding warrants (Note 6) totaling 1,178,032 and 0 as of December 31, 1999 and 1998, respectively, have been excluded from the computation since their effect would be antidilutive.

                                 IJNT.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4.   RELATED PARTY TRANSACTIONS

In April 1999, 50,000 shares of common stock were issued to a company owned by J.R. Marple in exchange for frequency licenses. Mr. Marple is the son of Jon Marple, CEO of the Company. An amount of $102 was charged to operations during the current fiscal year for these licenses (see management's discussion and analysis of network expenses).

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

In December 1999, 25,000 shares of common stock were issued to a company owned by J.R. Marple in exchange for web consulting services. The value of these shares at the date of issuance was $247. In addition, as of December 31, 1999, the Company had a note receivable of $64 from a company owned by J.R. Marple.

As of December 31, 1999, the Company had a note receivable from the Company's Chief Technology Officer in the amount of $67.


5.   INCOME TAXES

The Company has incurred losses for both financial and tax reporting purposes for all periods presented. As a result, the Company's provision for taxes consists solely of minimum state taxes.

The Company currently has net Federal operating loss carryforwards equal to approximately $23,000. The Company has not recognized any of this tax benefit as an asset due to the uncertainty of future income. The Company may be substantially restricted in its ability to utilize these net operating losses due to changes in ownership of the Company.


6.   WARRANTS TO PURCHASE COMMON STOCK

At December 31, 1999, there were warrants to purchase shares of the Company's common stock as shown in the table below. Additionally, and as described in Note 2 above, the outstanding Preferred Series A Stock is convertible into 306,032 shares of common stock in the Company. The weighted average exercise price of all warrants below is $7.08 per share. All the warrants below are immediately exercisable.

The following represents all warrants outstanding as of December 31, 1999:


           DATE OF GRANT                 NUMBER OF SHARES     EXERCISE PRICE
           -------------                 ----------------     --------------
           May 26, 1999                         25,000          $   3.24
           May 26, 1999                         25,000              3.24
           July 16, 1999                        75,000              2.50
           July 30, 1999 (Note 7)              492,094              4.97
           December 31, 1999 (Note 2)          560,938              9.88
                                             ----------         ---------
           TOTAL                             1,178,032          $   7.08
                                             ==========         =========

                                 IJNT.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.   DEBT

On July 30, 1999, the Company entered into a Master Purchase Agreement and secured line of credit agreement (the "Agreement") with Nortel Networks ("Nortel"), a Canadian corporation that manufactures telecommunications equipment. The Agreement provides for aggregate borrowings totaling $39,000. Under terms of the Agreement, Nortel will provide the Company with $7,000 in operating capital, to be repaid from future public equity fundraising by the Company. Interest expense on the outstanding borrowings under this operating capital line of credit accrues monthly at a rate of 13% per annum. The operating capital line of credit and all unpaid interest is due in full on July 30, 2000. As of December 31, 1999, the Company had $7,361 outstanding under the operating capital line of credit, including accrued interest of $361.

The Agreement also extends a $32,000 line of credit to the Company to purchase goods and services from Nortel over the next two years for the build-out of the Company's DSL network. Activation of this line of credit is contingent upon future public equity fundraising by the Company. This equity must be recorded in the Urjet Backbone Network (UBN) subsidiary to activate the credit line. In anticipation of the activation of this line, accounts payable of $5,660 have been incurred with Nortel, which will be moved to the line when it is activated. This amount was used by the Company to purchase a Nortel DMS-500 telecommunications switch that was installed at the Company's Los Angeles facility. When activated, this loan will have a draw period of fifteen months from the original closing date of July 30, 1999, which expires October 30, 2000. Interest on outstanding amounts accrues monthly during the draw period at the rate of either LIBOR plus 4.75% or the base rate plus 3.75% per annum. No interest was accrued during the third quarter since the funds were only outstanding for the last two days of the quarter. After the draw period expires, interest is payable monthly in arrears. The principal is payable over three years in 12 equal quarterly installments beginning after the end of the draw period.

In conjunction with the Agreement, the Company issued warrants to Nortel to purchase 492,094 shares of the Company's common stock at a price of $4.97 per share. These warrants were immediately exercisable and expire on July 29, 2004. In accordance with FAS 123, these warrants were valued at $1,944, are classified on the consolidated balance sheet as deferred financing costs and are being amortized over twelve months. During the three and nine months ended December 31, 1999, $486 and $810, respectively, of this deferred financing cost had been amortized and charged to interest expense.

In addition, the Company was required to pay an amount of $660 as a loan origination fee in connection with the $32,000 line of credit with Nortel discussed above. This fee became payable at of January 1, 2000, and has been accrued as of July 30, 1999 on the consolidated balance sheet. The fee has been deferred and is being amortized over the term of the loan of 51 months. During the three and nine months ended December 31, 1999, $39 and $65, respectively, of this deferred financing cost had been amortized and charged to interest expense.


8.   SUBSEQUENT EVENT

On February 28, 2000, the Board of Directors of the Company adopted and approved two stock option plans: the 2000 Management Equity Incentive Plan and the 2000 Equity Incentive Plan. On February 29, 2000, the Compensation Committee recommended, and the Board of Directors approved, stock option grants to management and employees of the Company to be effective on and as of March 30, 2000. The Board granted options to purchase an aggregate of 2,755 shares of Common Stock to 136 persons at exercise prices ranging from $3.00 to $12.75 per share. The exercise price was determined by the Compensation Committee based on several factors, including length of service, the nature of each recipient's position and each recipient's anticipated contributions to the Company's long-term growth and profitability. Forty percent (40%) of the options vested on March 30, 2000 and had exercise prices ranging from $3.00 per share to $12.75 per share. The remaining sixty percent (60%) of the options vest over various periods ranging from two to four years and have exercise prices of $10.812 or $12.75. At March 30, 2000 the closing sale price of the common stock on the OTC Bulletin Board was $10.812 per share.

                                 IJNT.net, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8.   SUBSEQUENT EVENT (CONTINUED)

As a result of such option grants, the Company expects to record in the fourth quarter of its fiscal year ended March 31, 2000, an increase to additional paid-in capital of $7,113 and a corresponding charge to compensation expense of $7,113 to reflect the compensatory effect of the forty (40%) vested options, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company does not expect to record compensation expense in future periods with respect to the remaining sixty (60%) of the options granted as they ratable vest, given that the exercise prices of such options were equal to or exceeded the market price at the date of grant.

The 2000 Management Equity Incentive Plan and 2000 Equity Incentive Plan will be submitted for stockholder approval at the Annual Meeting of Stockholders anticipated to be held on June 20, 2000. The Company has received irrevocable proxies from stockholders owning more than a majority of the outstanding shares of voting stock that such stockholders intend to vote in favor of such plans.

The following table summarizes information about stock options outstanding at March 31, 2000:

                             Options Outstanding                                      Options exercisable
         -------------------------------------------------------------------    -----------------------------

                                             Weighted-
                                Options       Average           Weighted-         Shares          Weighted-
         Exercise Price       Outstanding  Remaining Life     Average Price    Exercisable     Average Price
         --------------       -----------  --------------      -------------    -----------     -------------
         $3.00 - $5.00             890         10 years         $   3.02            890           $   3.02
         $5.01 - $10.00             62         10 years         $   8.00             62           $   8.00
        $10.01 - $12.75          1,803         10 years         $  11.21            150           $  12.75


9.   CHANGES TO FINANCIAL STATEMENTS

The consolidated financial statements as of and for the nine months ended December 31, 1999 have been restated to correct the following errors:

During the nine months ended December 31, 1999, 339,233 shares of common stock were issued for services. The Company has recorded the value of the shares tendered using the free-trading market price on the date of transfer as the basis for all such issuances. Such entries resulted in additional expense of $1,297 for the nine months ended December 31, 1999.

During November 1999, 10,000 shares of common stock were issued to an outside party to purchase assets. This transaction has now been reflected in the consolidated financial statements of the Company, resulting in additional recordation of fixed assets totaling $31.

The loan origination fee of $660 and the value of the warrants of $1,944, both related to the financing agreement with Nortel, were not previously reflected in the consolidated financial statements. Such items have now been recorded, resulting in an increase to liabilities and shareholders' equity, respectively. The Company has also recorded the amortization of the loan origination fee and the warrants, totaling $65 and $810, respectively, resulting in a charge to interest expense.

In connection with the convertible Preferred Stock, the Company has recognized a beneficial conversion feature in the amount of $448. In addition, the Company has recognized a total of $198 in dividends related to the Preferred Stock.

The Company has restated revenue to comply with SEC guidelines for accounting issues related to Internet operations to the net method for revenues related to the Fair Auction subsidiary. This change resulted in a $459 decrease to revenue but had no impact on operations.

                                 IJNT.net, Inc.


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

The Man Rabbit House Multimedia ("MRHM") subsidiary provides high-end web site design and development for a diverse range of clients. In April 1999, the Company acquired rights to the Fair Auction web site, whereby merchandise is sold to customers via auction-style bidding. The Company records revenue based on the income received from purchase of items on the website net of the contractual amount remitted to the seller.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

Total revenues increased 47% or $0.2 million to $0.6 million for the three months ending December 31, 1999 compared to revenues of $0.4 million for the three months ending December 31, 1998. Revenue contributed by wireless and dialup services was 87% of the total revenue for the three months ended December 31, 1999 compared to 70% of total revenue for the previous year. The increase in wireless and dialup as a percentage of total revenue is due to revenue adjustments that occurred in the MRHM subsidiary, as discussed in the following paragraph.

Revenue contributed by the MRHM subsidiary was 10% for the current quarter, compared to 30% of total revenue for the quarter ended December 31, 1998. During the month of December 1999, the Company reduced revenue contributed by the MRHM subsidiary by $0.3 million due to the reconciliation of accounts receivable

                                 IJNT.net, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

resulting from a conversion from a modified cash basis of accounting to the accrual basis. This change was necessary to be consistent with all subsidiaries of the Company. Prior to this adjustment, MRHM revenue comprised 41% of the total revenue for the quarter.

The Company incurred network expenses totaling $1.0 million for the three months ended December 31, 1999 compared to $0.1 million for the three months ended December 31, 1998, an increase of 679% or $0.9 million. UBN generated $0.7 million of this increase, comprised of significant network development costs incurred to install and test telecommunications equipment. Circuit line costs and co-location fees have been incurred for the backbone network in preparation for offering service to customers. These activities were not taking place in the prior year. It is anticipated that total network expenses will continue to increase for the foreseeable future, although the Company plans to generate additional revenue to offset such costs.

The Company incurred payroll and related expenses of $2.2 million for the three months ended December 31, 1999 compared to $0.6 million for the three months ended December 31, 1998, an increase of 269% or $1.6 million. The increase is due to growth in headcount in all areas of the Company to support its growth objectives. The increase in headcount has occurred primarily in the Urjet Backbone Network subsidiary to support the creation of the network as described in the above paragraph. In addition, a total of 52,500 shares of the Company's common stock have been issued to various employees as incentive grants or due to terms of employment agreements. The total fair value of the stock of $0.1 million has been charged to operations as compensation expense.

The Company incurred total selling, general and administrative expenses ("SG&A") of $2.7 million for the three months ended December 31, 1999, compared with $0.7 million for the three months ended December 31, 1998, an increase of $2.0 million or 284%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's nine offices throughout the United States. Also, during the three months ended December 31, 1999, the Company issued 75,000 shares of its common stock in exchange for marketing and technological professional services. The fair value of the shares issued of $0.4 million has been charged to operations. In addition, during December 1999, the Company recognized $0.2 million in costs relating to the acquisition of Access Communications, which took place in the prior fiscal year, representing a write-down of various accounts receivable to their net realizable value.

The Company incurred depreciation and amortization costs of $0.9 million for the three months ended December 31, 1999 compared to $0.1 million for the corresponding period of the previous year, an increase of $0.8 million or 1173%. The increase is due to the large amounts of fixed assets placed into service during fiscal 1999, particularly for computer equipment and network equipment. Although the network in Los Angeles is not generating revenue yet, it is functional for testing, so the Company began depreciation during the quarter ended December 31, 1999. In addition, the Company recorded additional amortization of frequency licenses acquired from subsidiaries due to impairment of carrying value in the amount of $0.5 million during the three months ended December 31, 1999.

The Company incurred interest expense of $1.0 million in the three months ended December 31, 1999. Of this amount, $0.8 million was incurred related to the agreement with Nortel Networks, comprised of $0.3 million in actual interest and $0.5 in amortization of deferred financing costs. See further discussion of this agreement in the Liquidity section and in Note 7 to the unaudited Consolidated Financial Statements.

The Company incurred a net loss of $7.1 million for the three months ended December 31, 1999, compared to a net loss of $1.1 million for the three months ended December 31, 1998. The Company plans to continue to increase revenues and gross profit in the upcoming fiscal year while controlling the growth of SG&A expenses. The Company does not anticipate generating net income in the near future, although a decrease in the net loss is expected.

                                 IJNT.net, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998

Total revenues increased 136% or $1.3 million to $2.3 million for the nine months ended December 31, 1999 compared to revenues of $1.0 million for the nine months ended December 31, 1998. Revenue contributed by wireless and dialup services was 73% of the total revenue for the both the nine months ended December 31, 1999 and December 31, 1998. The increase in overall revenue was a result of the Company's expansion of its existing wireless and dialup markets and the launch of additional markets in northern California and Irvine, California.

Revenue contributed by the MRHM subsidiary was 25% of the consolidated revenue for the nine months ended December 31, 1999 (after an adjustment to revenue discussed below), compared to 26% of total revenue for the nine months ended December 31, 1998. During the month of December, 1999 the Company reduced revenue contributed by the MRHM subsidiary by $0.3 million due to the reconciliation of accounts receivable resulting from a conversion from a modified cash basis of accounting to the accrual basis. This change was necessary to be consistent with all subsidiaries of the Company. Prior to this adjustment, MRHM revenue comprised 34% of the total revenue for the nine months.

The Company incurred network expenses totaling $2.0 million for the nine months ended December 31, 1999 compared to $0.3 million for the nine months ended December 31, 1998, an increase of 635% or $1.7 million. The operations of UBN generated $1.2 million of this increase, comprised of significant network development costs incurred to install and test telecommunications equipment. Circuit line costs and co-location fees have been incurred for the backbone network in preparation of offering service to customers. These activities were not taking place in the prior year. In addition, included in the 1999 figure is $0.1 million in frequency licenses that were purchased from a related party with 50,000 shares of the Company's common stock. It is anticipated that total network expenses will continue to increase for the foreseeable future, although the Company plans to generate additional revenue to offset such costs.

The Company incurred payroll and related expenses of $4.3 million for the three months ended December 31, 1999 compared to $1.4 million for the three months ended December 31, 1998, an increase of 205% or $2.9 million. The increase is due to growth in headcount in all areas of the Company to support its growth objectives. The increase in headcount has occurred primarily in the UBN subsidiary to support the creation of the network as described in the above paragraph. In addition, 77,677 shares of the Company's common stock were issued to various employees as incentives grants or due to terms of employment agreements. The total fair value of the stock of $0.3 million has been charged to operations as compensation expense.

The Company incurred total selling, general and administrative expenses ("SG&A") of $5.9 million for the nine months ended December 31, 1999, compared with $1.9 million for the nine months ended December 31, 1998, an increase of 203% or $4.0 million. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's nine offices throughout the United States. Also, during the nine months ended December 31, 1999, the Company issued 211,556 shares of its common stock in exchange for financial, legal, marketing and technological professional services. The fair value of the shares issued of $1.0 million has been charged to operations. In addition, during December 1999, the Company recognized $0.2 million in costs relating to the acquisition of Access Communications, which took place in the prior fiscal year, representing a write-down of various accounts receivable to their net realizable values.

The Company incurred depreciation and amortization costs of $1.3 million for the nine months ended December 31, 1999 compared to $0.2 million for the corresponding period of the previous year, an increase of 680% or $1.1 million. The increase is due to the large amounts of fixed assets placed into service during 1999, particularly for computer equipment and network equipment. Although the network in Los Angeles is not yet generating revenue, it is functional for testing, so the Company began depreciation during the quarter ended December 31, 1999. In addition, the Company recorded additional amortization of frequency licenses acquired from subsidiaries due to impairment of carrying value in the amount of $0.5 million during the nine months ended December 31, 1999.

                                 IJNT.net, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company incurred interest expense of $1.3 million in the nine months ended December 31, 1999. Of this amount, $1.2 million was related to the agreement with Nortel Networks, comprised of $0.3 million in actual interest expense and $0.9 in amortization of deferred financing costs. See further discussion of this agreement in the Liquidity and Capital Resources section below.

The Company currently has net Federal operating loss carryforwards equal to approximately $23.0 million. The Company has not recognized any of this tax benefit as an asset due to the uncertainty of future income. The Company may be substantially restricted in its ability to utilize these net operating losses due to changes in ownership of the Company.

The Company incurred a net loss of $12.4 million for the nine months ended December 31, 1999, compared to a net loss of $2.8 million for the nine months ended December 31, 1998. The Company plans to continue to increase revenues and gross profit in the upcoming fiscal year while controlling the growth of SG&A expenses. The Company does not anticipate generating net income in the near future, although a decrease in the net loss is expected.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1.0 million for the nine months ended December 31, 1999 compared to $1.5 million for the nine months ended December 31, 1998. Cash was impacted primarily by the Company's operating activities for the nine months ended December 1999. Included in accounts payable at December 31, 1999 was $5.7 million owed to Nortel, see discussion below. Included in the operating activities was $1.3 million in stock value that was issued for services, primarily technical and marketing professional services.

Cash used for purchases of fixed assets was $8.1 million for the nine months ended December 31, 1999 and $0.9 million for the nine months ended December 31, 1998. The expenditures during 1999 were primarily associated with the build-out of the UBN DSL network as discussed below.

FINANCING AGREEMENT
On July 30, 1999, the Company entered into a Master Purchase Agreement and secured line of credit agreement (the "Agreement") with Nortel Networks ("Nortel"), a Canadian corporation that manufactures telecommunications equipment. The Agreement provides for aggregate borrowings totaling $39.0 million. Under terms of the Agreement, Nortel will provide the Company with $7.0 million in operating capital, to be repaid from future public equity fundraising by the Company. Interest expense on the outstanding borrowings under this operating capital line of credit accrues monthly at a rate of 13% per annum. The operating capital line of credit and all unpaid interest is due in full on July 30, 2000. As of December 31, 1999, the Company had $7.3 million outstanding under the operating capital line of credit, including accrued interest of $0.3 million.

The Agreement also extends a $32.0 million line of credit to the Company to purchase goods and services from Nortel over the next two years for the build-out of the Company's DSL network. Activation of this line of credit is contingent upon future public equity fundraising by the Company. This equity must be recorded in the Urjet Backbone Network (UBN) subsidiary to activate the credit line. In anticipation of the activation of this line, accounts payable of $5.7 million have been incurred with Nortel, which will be moved to the line when it is activated. This amount was used by the Company to purchase a Nortel DMS-500 telecommunications switch that was installed at the Company's Los Angeles facility. When activated, this loan will have a draw period of fifteen months from the original closing date of July 30, 1999, which expires October 30, 2000. Interest on outstanding amounts accrues monthly during the draw period at the rate of either LIBOR plus 4.75% or the base rate plus 3.75% per annum. No interest was accrued during the third quarter since the funds were only outstanding for the last two days of the quarter. After the draw period expires, interest is payable monthly in arrears. The principal is payable over three years in 12 equal quarterly installments beginning after the end of the draw period.

                                 IJNT.net, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In conjunction with the Agreement, the Company issued warrants to Nortel to purchase 492,094 shares of the Company's common stock at a price of $4.97 per share. These warrants were immediately exercisable and expire on July 29, 2004. In accordance with FAS 123, these warrants were valued at $1.9 million, are classified on the consolidated balance sheet as deferred financing costs and are being amortized over twelve months. During the three and nine months ended December 31, 1999, $0.5 and $0.8, respectively, of this deferred financing cost had been amortized and charged to interest expense.

In addition, the Company was required to pay an amount of $0.7 million as a loan origination fee in connection with the $32.0 million line of credit with Nortel discussed above. This fee became payable at of January 1, 2000, and has been accrued as of July 30, 1999 on the consolidated balance sheet. The fee has been deferred and is being amortized over the term of the loan of 51 months. During the three and nine months ended December 31, 1999, $39,000 and $0.1 million, respectively, of this deferred financing cost had been amortized and charged to interest expense.

CONVERTIBLE PREFERRED STOCK
In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Preferred Stock") for $2.0 million, net of commissions of $0.2 million. In May 1999, the Agreement was amended to include an additional 2,000 shares of Preferred Stock, which netted $1.8 million (net of $0.2 million expenses) to the Company. The Preferred Stock is convertible at a discount of 20% below the average closing price of the Company's common stock for the five business days preceding the conversion request.

The convertible feature of the Preferred Stock provides for a rate of conversion that is below market value, as discussed above. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the second issuance of Preferred Stock to be $0.4 million. In the calculation of basic and diluted net loss per share, such beneficial conversion feature has increased the net loss applicable to common shareholders.

A dividend of 8% per year accrues on unconverted Preferred Stock held by the Investors. The dividend is not paid in cash but is converted into additional shares of the Company's common stock at the time of the Preferred Stock conversion. As of December 31, 1999, the Company has recorded accrued dividends payable totaling $0.1 million. During the nine months ended December 31, 1999, 1,665 shares of Preferred Stock were converted into 838,982 shares of common stock and $0.1 million in related dividends was converted into 32,728 shares of common stock, for a total of 871,710 shares of common stock issued in connection with the Preferred Stock conversions.

PRIVATE PLACEMENTS
In a private placement during the quarter ended June 30, 1999, the Company sold 600,000 shares of Common Stock for prices between $2.00 and $2.50 per share and received $0.8 million, after offering costs of $0.5 million. The shares were issued at a discount from the prevailing market price of the Company's common stock.

On December 31, 1999, the Company entered into a common stock purchase and subscription agreement by and between the Company and a group of private investors for a private offering of securities (the "Offering"). The Company received the Offering proceeds during January 2000. In the Offering, the Company issued 2,243,750 shares of common stock at a price of $4.00 per share, for a total purchase price of $9.0 million, and warrants to purchase an additional 560,938 shares of common stock. The warrants were issued to the investors in proportion to individual investments at an exercise price of $9.88. The warrants are immediately exercisable and expire on January 4, 2004. In the event that at any time during the four month period commencing on the first anniversary of the closing date, the average bid price of the Company's common stock falls below the original sales price of $4.00 per share and remains below such price for fifteen (15) consecutive trading days, then the Company is required to issue additional shares to the investors in an amount necessary to make up the difference between $4.00 per share and the average bid price per share.

                                 IJNT.net, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUES

Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year and may be unable to process accurately certain data before, during or after the Year 2000. Consequently, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operation. Furthermore, the Year 2000 is a leap year, which may present additional issues for computer systems and other equipment with embedded chips or processors.

The Company completed an extensive Year 2000 preparation program during 1999, with concentrated amounts of testing in the last calendar quarter of 1999. The Company focused on nine critical areas: 1) provisioning, or delivery of services to customers, 2) maintenance, or sustaining services to customers and 3) network surveillance, or monitoring of services provided to customers. In each of these areas, the Company extensively tested its operating systems and network equipment, including but not limited to, routers, switches, all interfaces, machine protocols, and routing tables. No system weaknesses were revealed through testing. The total costs to address the Year 2000 issues approximated $0.4 million, which were expensed as incurred.

In addition, the Company identified and contacted its material vendors and suppliers and formulated a system to understand such material third parties' ability to continue providing services and products after the Year 2000.
No vendor or supplier weaknesses were detected.

Following the change of the calendar year, the Company experienced no business or service disruptions associated with Year 2000 computer equipment issues or issues related to suppliers and vendors.

                                 IJNT.net, Inc.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

On November 15, 1999 one resolution was adopted by consent of the majority shareholders of IJNT.NET, Inc, (the "Company"), acting pursuant to Section 228 of the General Corporation Law of the State of Delaware. Pursuant to the resolution the Company will file an amendment to its Certificate of Incorporation that will increase the number of authorized shares of common stock, $.001 par value, from 20,000,000 to 50,000,000 shares.


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

                                 IJNT.net, Inc.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 5, 2000

                                        IJNT.net, Inc.



                                        ---------------------------------------
                                        Jon H. Marple, Chief Executive Officer
                                        and Chairman of the Board



                                        ---------------------------------------
                                        Mary E. Blake, President, Secretary and
                                        Vice Chairman of the Board