Form 10-Q/A
period 1999-06-30
IJNT NET INC
filed 2000-05-15
CIK 925739

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

                                   -----------


       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of August 10, 1999 there were 17,419,031 shares of Common Stock outstanding.

================================================================================

                                 IJNT.net, Inc.
                                      INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1999 (unaudited) and March 31, 1999..................     3

          Consolidated Statements of Operation for the three months and nine months ended
            June 30, 1999 and June 30, 1998 (unaudited)...................................................     4

          Consolidated Statements of Cash Flows for the three months ended June 30, 1999
            and June 30, 1998 (unaudited).................................................................     5

          Notes to Consolidated Financial Statements......................................................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
          Operations......................................................................................     9

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................     *

     Item 2.  Changes In Securities and Use of Proceeds...................................................     *

     Item 3.  Defaults Upon Senior Securities.............................................................     *

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................     *

     Item 5.  Other Information...........................................................................    11

     Item 6.  Exhibits and Reports on Form 8-K............................................................    11


SIGNATURES................................................................................................    12


* No information provided due to inapplicability of item.

                                 IJNT.net, Inc.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                    JUNE 30,       MARCH 31,
                                                                                     1999            1999
                                                                                --------------  --------------
                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents..................................................  $         757   $         903
   Accounts receivable, net of allowance for doubtful accounts of $115
      and $115, respectively..................................................            560             176
   Prepaid expenses and other current assets..................................            260             387
                                                                                --------------  --------------
          Total current assets................................................          1,577           1,466

Fixed assets, net of accumulated depreciation of $734 and $615, respectively..          2,113           1,564

Other assets:
   Deposits...................................................................            174              65
   Loan to shareholder (Note 4)...............................................              -              80
   Licenses and other, net of accumulated amortization of $46 and $6,
      respectively............................................................          1,597           1,593
                                                                                --------------  --------------
          Total other assets..................................................          1,771           1,738
                                                                                --------------  --------------
          Total assets........................................................  $       5,461   $       4,768
                                                                                ==============  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................................  $         511   $         283
   Accrued liabilities........................................................             60               5
   Loan from stockholders.....................................................              -             157
   Accrued payroll, benefits and related costs................................            167             200
   Current portion of long term debt..........................................             37              26
                                                                                --------------  --------------
          Total current liabilities...........................................            775             671
                                                                                --------------  --------------

Long term debt................................................................            191             196
                                                                                --------------  --------------
          Total liabilities...................................................            966             867

Shareholders' equity (Note 2):
  Series A Convertible Preferred Stock, $.01 par value; authorized
     1,000,000 shares; 2,625 and 2,000 issued and outstanding,
      liquidation preference of $2,625 and $2,000, respectively...............              -               -
  Common Stock, $.001 par value; authorized 20,000,000 shares;
     17,538,416 and 16,098,129 issued and outstanding, respectively...........             18              16
  Additional paid-in capital..................................................         18,308          15,084
  Accumulated deficit.........................................................        (13,831)        (11,199)
                                                                                --------------  --------------
          Total shareholders' equity..........................................          4,495           3,901
                                                                                --------------  --------------
          Total liabilities and shareholders' equity..........................  $       5,461   $       4,768
                                                                                ==============  ==============

          See accompanying notes to consolidated financial statements.

                                 IJNT.net, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                ------------------------------
                                                                   JUNE 30,        JUNE 30,
                                                                     1999            1998
                                                                --------------  --------------

Revenues......................................................  $         925   $         180
Operating expenses:...........................................
  Network expenses............................................            383              97
  Payroll and related expenses................................            896             305
  Selling, general and administrative expenses................          1,570             519
  Depreciation and amortization...............................            167              41
                                                                --------------  --------------
     Total operating expenses.................................          3,016             962
                                                                --------------  --------------
Operating loss................................................         (2,091)           (782)

  Interest income.............................................              -               1
  Interest expense............................................              -               -
                                                                --------------  --------------
Net loss......................................................         (2,091)           (781)

Preferred stock dividends.....................................            (93)              -
Preferred stock beneficial conversion feature
 (Note 2).....................................................           (448)              -
                                                                --------------  --------------
Net loss applicable to common stockholders....................  $      (2,632)  $        (781)
                                                                ==============  ==============

Net loss per share, basic and diluted.........................  $       (0.16)  $       (0.06)
                                                                ==============  ==============
Weighted-average number of shares, basic and
 diluted......................................................     16,962,250      12,870,119
                                                                ==============  ==============


          See accompanying notes to consolidated financial statements.

                                 IJNT.net, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                ------------------------------
                                                                                   JUNE 30,        JUNE 30,
Cash flows used in operating activities:                                             1999            1998
                                                                                --------------  --------------
   Net loss...................................................................  $      (2,091)  $        (781)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization..........................................            167              41
       Stock issued for services..............................................            140              89
       Changes in current assets and liabilities..............................            (52)           (329)
                                                                                --------------  --------------
   Net cash used in operating activities......................................         (1,836)           (980)
                                                                                --------------  --------------

Cash flows used in investing activities:
   Purchases of fixed assets..................................................           (676)           (104)
   Receipt of loan due from shareholder.......................................             80               -
   Purchase of licenses and other assets......................................           (153)              -
                                                                                --------------  --------------
   Net cash used in investing activities......................................           (749)           (104)
                                                                                --------------  --------------

Cash flows provided by financing activities:
   Repayments under long term debt agreement..................................              -             (22)
   Borrowings under long term debt agreement..................................              6               -
   Repayments of loan to shareholders.........................................           (157)              -
   Proceeds from sale of preferred stock, net.................................          1,790               -
   Proceeds from sale of Common Stock.........................................            800           1,487
                                                                                --------------  --------------
   Net cash provided by financing activities..................................          2,439           1,465
                                                                                --------------  --------------

 Net (decrease) increase in cash and cash equivalents.........................           (146)            381
 Cash and cash equivalents at beginning of period.............................            903              63
                                                                                --------------  --------------
 Cash and cash equivalents at end of period...................................  $         757   $         444
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

The accompanying consolidated balance sheets at June 30, 1999, and the consolidated statements of operations and of cash flows for the three fiscal months ended June 30, 1999 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission on May 10, 2000.

Certain reclassifications have been made to the fiscal 1998 information to conform it to the fiscal 1999 presentation.


2.   CAPITALIZATION AND SHAREHOLDER'S EQUITY


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

PRIVATE PLACEMENTS

In a private placement during the quarter ended June 30, 1999, the Company sold 600,000 shares of Common Stock for prices between $2.00 and $2.50 per share and received $800, after offering costs of $545. The shares were issued at a discount from the prevailing market price of the Company's common stock. The shares were issued in reliance on the exemption registration provided under Regulations D and S and in section 4(2) of the Securities Act of 1933, as amended.


STOCK GRANTS


For the three months ended June 30, 1999, the Company issued 62,690 shares of common stock in exchange for various professional services. The fair value of the stock issued of $140 has been charged to operations.

                                 IJNT.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2.   CAPITALIZATION AND SHAREHOLDER'S EQUITY (CONTINUED)


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


A dividend of 8% per year accrues on unconverted Preferred Stock held by the Investors. The dividend is not paid in cash but is converted into additional shares of the Company's common stock at the time of the Preferred Stock conversion. As of June 30, 1999, the Company has recorded accrued dividends payable totaling $45. Dividends incurred for the three months ended June 30, 1999 were $93.


During the three months ended June 30, 1999, 1,375 shares of Preferred Stock were converted into 751,591 shares of common stock and $48 in related dividends was converted into 26,006 shares of common stock, for a total of 777,597 shares of common stock issued in connection with the Preferred Stock conversions.

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

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Shares issuable upon conversion of Preferred Stock of 1,052,155, and upon the exercise of outstanding warrants totaling 50,000 and 0 as of June 30, 1999 and 1998, respectively, have been excluded from the computation since their effect would be antidilutive.

4.   RELATED PARTY TRANSACTIONS

In April 1999, 50,000 shares of common stock were issued to a company owned by J.R. Marple in exchange for frequency licenses. Mr. Marple is the son of Jon Marple, CEO of the Company. An amount of $102 was charged to operations during the current fiscal year for these licenses (see management discussion and analysis of network expenses).

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

                                 IJNT.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.   WARRANTS OR OPTIONS TO PURCHASE COMMON STOCK

At June 30, 1999, there were warrants to purchase shares of the Company's common stock as shown in the table below. Additionally, and as described in Note 2 above, the outstanding Preferred Series A Stock is convertible into 1,052,155 shares of common stock in the Company. The weighted average exercise price of all warrants below is $3.24 per share. All the warrants below are immediately exercisable.

The following represents all warrants outstanding as of June 30, 1999:

                  DATE OF GRANT         NUMBER OF SHARES    EXERCISE PRICE
                  -------------         ----------------    --------------
                  May 26, 1999               25,000             $ 3.24
                  May 26, 1999               25,000             $ 3.24
                                        ----------------
                  TOTAL                      50,000
                                        ================

7.   SUBSEQUENT EVENT

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

In conjunction with the Agreement, the Company issued warrants to Nortel to purchase 492,094 shares of the Company's common stock at a price of $4.97 per share. These warrants were immediately exercisable and expire on July 29, 2004. In addition, the Company will be required to pay an amount of $660 as a loan origination fee in connection with the $32,000 line of credit with Nortel discussed above.

8. CHANGES TO FINANCIAL STATEMENTS

The consolidated financial statements as of and for the three months ended June 30, 1999 have been restated to correct the following errors:

During the three months ended June 30, 1999, 62,690 shares of common stock were issued for services. The Company has recorded the value of the shares tendered using the free-trading market price on the date of transfer as the basis for all such issuances. Such entries resulted in additional expense of $140 for the three months ended June 30, 1999.

In connection with the convertible Preferred Stock, the Company has recognized a beneficial conversion feature in the amount of $448. In addition, the Company has recognized a total of $93 in dividends related to the Preferred Stock.

The Company has restated revenue to comply with SEC guidelines for accounting issues related to Internet operations to the net method for revenues related to the Fair Auction subsidiary. This change resulted in a $228 decrease to revenue but had no impact on operations.

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

OVERVIEW

The majority of the Company's revenues were derived from its wireless and dial-up ISP operations under the name of "UrJet Internet" for the three months ending June 30, 1999 and 1998. The Company currently operates five wireless systems: Salt Lake City, Utah (launched in January 1998); Beaumont, Texas (launched in March 1998 - currently this system is only offering dial-up services); Houston, Texas (a dial-up ISP was acquired in January of 1998 and wireless services commenced during the quarter ended June 30, 1999); San Francisco Bay Area, California (acquired in January 1999); and Irvine/Orange County, California (wireless services commenced during the quarter ended June 30, 1999).


The Man Rabbit House Multimedia ("MRHM") subsidiary provides high-end web site design and development for a diverse range of clients. In April 1999, the Company acquired rights to the Fair Auction web site, whereby merchandise is sold to customers via auction-style bidding. The Company records revenue based on the income received from purchase of items on the website, net of the contractual amount remitted to the seller.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

Total revenues increased 415% or $0.7 million to $0.9 million for the three months ending June 30, 1999 compared to revenues of $0.2 million for the three months ending June 30, 1998. Revenue contributed by wireless and dialup services was 59% of the total revenue for the three months ended June 30, 1999 compared to 100% of total revenue for the previous year. The decrease in percentage of revenue contributed by wireless and dialup revenue is due to the addition of the MRHM subsidiary.

The Company incurred network expenses totaling $0.4 million for the three months ended June 30, 1999 compared to $0.1 million for the three months ended June 30, 1998, an increase of 293% or $0.3 million. The increase is due to the additional volume of wireless and dialup customers. In addition, included in the 1999 figure is $0.1 million in frequency licenses that were purchased from an outside party with 50,000 shares of the Company's common stock. It is anticipated that total network expenses will continue to increase for the foreseeable future, although the Company plans to generate additional revenue to offset such costs.

The Company incurred payroll and related expenses of $0.9 million for the three months ended June 30, 1999 compared to $0.3 million for the three months ended June 30, 1998, an increase of 194% or $0.6 million. The increase is due to growth in headcount in all areas of the Company to support its growth objectives.

The Company incurred total selling, general and administrative expenses ("SG&A") of $1.5 million for the three months ended June 30, 1999, compared with $0.5 million for the three months ended June 30, 1998, an increase of $1.0 million or 203%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's offices throughout the United States. Also, during the three months ended June 30, 1999, the Company issued 12,690 shares of its common stock in exchange for financial professional services. The fair value of the shares issued of $38,070 has been charged to operations.

                                 IJNT.net, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company incurred total selling, general and administrative expenses ("SG&A") of $1.5 million for the three months ended June 30, 1999, compared with $0.5 million for the three months ended June 30, 1998, an increase of $1.0 million or 203%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's offices throughout the United States. Also, during the three months ended June 30, 1999, the Company issued 12,690 shares of its common stock in exchange for financial professional services. The fair value of the shares issued of $38,070 has been charged to operations.


The Company incurred depreciation and amortization costs of $0.2 million for the three months ended June 30, 1999 compared to $40,609 for the corresponding period of the previous year, an increase of 312%. The increase is generally due to the fixed assets placed into service during fiscal 1999, particularly for computer equipment and network equipment.


The Company incurred a net loss of $2.1 million for the three months ended June 30, 1999, compared to a net loss of $0.8 million for the three months ended June 30, 1998. The Company plans to continue to increase revenues and gross profit in the upcoming fiscal year while controlling the growth of SG&A expenses. The Company does not anticipate generating net income in the near future, although a decrease in the net loss is expected.


LIQUIDITY AND CAPITAL RESOURCES


Cash used in operating activities was $1.8 million for the six months ended June 30, 1999 compared to $1.0 million for the six months ended June 30, 1998. Cash was impacted primarily by the Company's operating activities for the six months ended December 1999. Included in the operating activities was $0.1 million in stock value that was issued for services, primarily technical and marketing professional services.


Cash used for purchases of fixed assets was $0.7 million for the six months ended June 30, 1999 and $0.1 million for the six months ended June 30, 1998. The expenditures during 1999 were primarily for computer and office equipment.

PRIVATE PLACEMENT

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

A dividend of 8% per year accrues on unconverted Preferred Stock held by the Investors. The dividend is not paid in cash but is converted into additional shares of the Company's common stock at the time of the Preferred Stock conversion. As of September 30, 1999, the Company has recorded accrued dividends payable totaling $0.1 million.


During the six months ended September 30, 1999, 1,375 shares of Preferred Stock were converted into 751,591 shares of common stock and $47,666 in related dividends was converted into 26,006 shares of common stock, for a total of 777,597 shares of common stock issued in connection with the Preferred Stock conversions.

                                 IJNT.net, Inc.

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

On July 30, 1999, the Company entered into a Master Purchase Agreement and secured line of credit agreement (the "Agreement") with Nortel Networks ("Nortel"), a Canadian corporation that manufactures telecommunications equipment. The Agreement provides for aggregate borrowings totaling $44.0 million. Under terms of the Agreement, Nortel will provide the Company with $7.0 million in operating capital, to be repaid from future public equity fundraising by the Company. Interest expense on the outstanding borrowings under this operating capital line of credit accrues monthly at a rate of 13% per annum. The operating capital line of credit and all unpaid interest is due in full on July 30, 2000.


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


In conjunction with the Agreement, the Company issued warrants to Nortel to purchase 492,094 shares of the Company's common stock at a price of $4.97 per share. These warrants were immediately exercisable and expire on July 29, 2004. In addition, the Company will be required to pay an amount of $0.7 million as a loan origination fee in connection with the $37.0 million line of credit with Nortel discussed above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports of Form 8-K

None.

                                 IJNT.net, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 5, 2000

                                         IJNT.net, Inc.



                                         /s/ JON H. MARPLE
                                         ---------------------------------------
                                         Jon H. Marple, Chief Executive Officer
                                         and Chairman of the Board



                                         /s/ MARY E. BLAKE
                                         ---------------------------------------
                                         Mary E. Blake, President, Secretary and
                                         Vice Chairman of the Board