Form 10-Q/A
period 1999-09-30
IJNT NET INC
filed 2000-05-15
CIK 925739

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q/A

                              --------------------

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of November 5, 1999 there were 17,870,980 shares of Common Stock outstanding.

================================================================================

                                                      IJNT.net, Inc.
                                                          INDEX
                                                                                                           PAGE NO.
                                                                                                           --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30,1999 (unaudited) and March 31, 1999..............     3

          Consolidated Statements of Operation for the three months and six months ended
            September 30,1999 and September 30,1998 (unaudited)...........................................     4

          Consolidated Statements of Cash Flows for the six months ended September 30,1999
            and September 30,1998 (unaudited).............................................................     5

          Notes to Consolidated Financial Statements......................................................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
          Operations......................................................................................    10

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................     *

     Item 2.  Changes In Securities and Use of Proceeds...................................................     *

     Item 3.  Defaults Upon Senior Securities.............................................................     *

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................     *

     Item 5.  Other Information...........................................................................    15

     Item 6.  Exhibits and Reports on Form 8-K............................................................    15


SIGNATURES................................................................................................    15

                                 IJNT.net, Inc.
                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                      ASSETS
                                                                                      SEPTEMBER 30,        MARCH 31,
                                                                                          1999               1999
                                                                                      ------------       ------------
                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents.................................................         $     5,449       $        903
   Accounts receivable, net of allowance for doubtful accounts of $136 and
     $115, respectively......................................................                 578                176
   Prepaid expenses and other current assets.................................                 132                387
                                                                                      ------------       ------------
          Total current assets...............................................               6,159              1,466

Fixed assets, net of accumulated depreciation of $925 and $615, respectively.               5,399              1,564

Other assets:
   Deposits..................................................................                 118                 65
   Deferred financing costs..................................................               2,254                  -
   Loan to shareholder (Note 4)..............................................                   0                 80
   Licenses and other, net of accumulated amortization of $85 and $6,
      respectively...........................................................               1,531              1,593
                                                                                      ------------       ------------
          Total other assets.................................................               3,903              1,738
                                                                                      ------------       ------------
          Total assets.......................................................         $    15,461        $     4,768
                                                                                      ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable (Note 7).................................................         $     3,597        $       283
   Accrued liabilities.......................................................                 837                  5
   Loan from stockholders....................................................                   -                157
   Accrued payroll, benefits and related costs...............................                 217                200
   Line of credit (Note 7)...................................................               7,000                  -
   Current portion of long term debt.........................................                   -                 26
                                                                                      ------------       ------------
          Total current liabilities..........................................              11,651                671

Long term debt...............................................................                   -                196
                                                                                      ------------       ------------
          Total liabilities..................................................              11,651                867
                                                                                      ------------       ------------

Shareholders' equity:
  Series A Convertible Preferred Stock, $.01 par value; authorized 1,000,000 shares; 2,625 and 2,000 issued and outstanding, liquidation preference of
     $2,625 and $2,000, respectively.........................................                   -                  -
  Common Stock, $.001 par value; authorized 20,000,000 shares;
     17,687,459 and 16,098,129 issued and outstanding, respectively..........                  18                 16
  Additional paid-in capital.................................................              20,860             15,084
  Accumulated deficit........................................................             (17,068)           (11,199)
                                                                                      ------------       ------------
          Total shareholders' equity.........................................               3,810              3,901
                                                                                      ------------       ------------
          Total liabilities and shareholders' equity.........................         $    15,461        $     4,768
                                                                                      ============       ============

                           See accompanying notes to consolidated financial statements.


                                                     IJNT.net, Inc.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                       (UNAUDITED)

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     -------------------------------       --------------------------------
                                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                         1999               1998               1999               1998
                                                     -------------      -------------      -------------      -------------
   Revenues..........................................$        740       $        364       $      1,665       $        544
   Operating expenses:...............................
     Network expenses................................         626                 47              1,009                145
     Payroll and related expenses....................       1,156                496              2,052                801
     Selling, general and administrative expenses....       1,574                707              3,144              1,226
     Depreciation and amortization...................         230                 57                397                 98
                                                     -------------      -------------      -------------      -------------
        Total operating expenses.....................       3,586              1,307              6,602              2,270
                                                     -------------      -------------      -------------      -------------
   Operating loss....................................      (2,846)              (943)            (4,937)            (1,726)

     Interest income.................................          13                 19                 13                 20
     Interest expense................................        (350)                (1)              (350)                (1)
                                                     -------------      -------------      -------------      -------------
   Net loss..........................................      (3,183)              (925)            (5,274)            (1,707)

   Accrued preferred stock dividend..................         (54)                 -               (147)                 -
   Value of preferred stock beneficial conversion
     feature (Note 2)................................           -                  -               (448)                 -
                                                     -------------      -------------      -------------      -------------
   Net loss applicable to common stockholders........$     (3,237)      $       (925)      $     (5,869)      $     (1,707)
                                                     =============      =============      =============      =============

   Net loss per share, basic and diluted.............$      (0.18)      $      (0.07)      $      (0.34)      $      (0.12)
                                                     =============      =============      =============      =============
   Weighted-average number of shares, basic and
    diluted.........................................   17,621,965         14,157,416         17,292,108         14,532,985
                                                     =============      =============      =============      =============

                           See accompanying notes to consolidated financial statements.

                                                IJNT.net, Inc.

                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (AMOUNTS IN THOUSANDS)
                                                  (UNAUDITED)
                                                                                         SIX MONTHS ENDED
                                                                                  ------------------------------
                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
Cash flows used in operating activities:                                              1999              1998
                                                                                  ------------      ------------
   Net loss....................................................................   $    (5,274)      $    (1,707)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization...........................................           397                98
       Amortization of deferred financing costs................................           350                 -
       Stock issued for services...............................................           748               482
       Changes in current assets and liabilities...............................         3,257              (139)
                                                                                  ------------      ------------

   Net cash used in operating activities.......................................          (522)           (1,266)
                                                                                  ------------      ------------

Cash flows used in investing activities:
   Purchases of fixed assets...................................................        (4,073)             (325)
   Purchase of licenses and other assets ......................................           (70)              (39)
                                                                                  ------------      ------------
   Net cash used in investing activities.......................................        (4,143)             (364)
                                                                                  ------------      ------------

Cash flows provided by financing activities:
   Borrowings under line of credit ............................................         7,000                 -
   Repayments of long term debt................................................          (222)             (101)
   Repayments of loan to shareholders..........................................          (157)                -
   Proceeds from sale of preferred stock, net..................................         1,790                 -
   Proceeds from sale of common stock, net.....................................           800             4,150
                                                                                  ------------      ------------
   Net cash provided by financing activities...................................         9,211             4,049
                                                                                  ------------      ------------

 Net increase in cash..........................................................         4,546             2,419
 Cash at beginning of period...................................................           903                63
                                                                                  ------------      ------------
 Cash at end of period.........................................................   $     5,449       $     2,482
                                                                                  ============      ============


Supplemental schedule of non-cash financing activities:
   Warrants issued in connection with debt financing...........................   $     1,944       $         -
                                                                                  ============      ============
   Repayment of loan due from shareholder with contribution of fixed assets....   $        80       $         -
                                                                                  ============      ============

Other disclosures:
   Cash paid during the period for interest....................................   $         -       $        10
                                                                                  ============      ============

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

The accompanying consolidated balance sheets at September 30, 1999, and the consolidated statements of operations and cash flows for the three and six months ended September 30, 1999 and 1998 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission on May 10, 2000.

Certain reclassifications have been made to the 1998 information to conform it to the 1999 presentation.

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

PRIVATE PLACEMENT
In a private placement during the quarter ended June 30, 1999, the Company sold 600,000 shares of Common Stock for prices between $2.00 and $2.50 per share and received $800, after offering costs of $545. The shares were issued at a discount from the prevailing market price of the Company's common stock and in reliance on the exemption registration provided under Regulations D and S and in section 4(2) of the Securities Act of 1933, as amended.

STOCK GRANTS
For the three and six months ended September 30, 1999, the Company issued 123,866 and 186,556, respectively, shares of common stock in exchange for various professional services. The fair value of the stock issued of $498 and $638, respectively, has been charged to operations. In addition, 25,177 shares of common stock were issued to certain employees as incentives grants or due to terms of employment agreements during the three months ended September 30, 1999. The corresponding fair value of the stock of $110 has been charged to operations as compensation expense. No shares were issued to employees during the first fiscal quarter of 1999.

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

A dividend of 8% per year accrues on unconverted Preferred Stock held by the Investors. The dividend is not paid in cash but is converted into additional shares of the Company's common stock at the time of the Preferred Stock conversion. As of September 30, 1999, the Company has recorded accrued dividends payable totaling $99. Dividends incurred for the three and six months ended September 30, 1999 were $54 and $147, respectively.

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

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Shares issuable upon conversion of Preferred Stock of 1,151,316 and 0, respectively, and upon the exercise of outstanding warrants totaling 617,094 and 0 as of September 30, 1999 and 1998, respectively, have been excluded from the computation since their effect would be antidilutive.

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

                                 IJNT.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. WARRANTS TO PURCHASE COMMON STOCK

At September 30, 1999, there were warrants to purchase shares of the Company's common stock as shown in the table below. Additionally, and as described in Note 2 above, the outstanding Preferred Series A Stock is convertible into 1,151,316 shares of common stock in the Company as of September 30, 1999. The weighted average exercise price of all warrants below is $4.53 per share. All the warrants below are immediately exercisable.

The following represents all warrants outstanding as of September 30, 1999:

     DATE OF GRANT                 NUMBER OF SHARES      EXERCISE PRICE
     -------------                 -----------------     --------------
     May 26, 1999                          25,000            $ 3.24
     May 26, 1999                          25,000              3.24
     July 16, 1999                         75,000              2.50
     July 30, 1999 (Note 7)               492,094              4.97
                                      -----------          ---------
     TOTAL                                617,094            $ 4.53
                                      ===========          =========

7. DEBT

On July 30, 1999, the Company entered into a Master Purchase Agreement and secured line of credit agreement (the "Agreement") with Nortel Networks ("Nortel"), a Canadian corporation that manufactures telecommunications equipment. The Agreement provides for aggregate borrowings totaling $39,000. Under terms of the Agreement, Nortel will provide the Company with $7,000 in operating capital, to be repaid from future public equity fundraising by the Company. Interest expense on the outstanding borrowings under this operating capital line of credit accrues monthly at a rate of 13% per annum. The operating capital line of credit and all unpaid interest is due in full on July 30, 2000. As of September 30, 1999, the Company had $7,000 outstanding under the operating capital line of credit.

The Agreement also extends a $32,000 line of credit to the Company to purchase goods and services from Nortel over the next two years for the build-out of the Company's DSL network. Activation of this line of credit is contingent upon future public equity fundraising by the Company. This equity must be recorded in the Urjet Backbone Network (UBN) subsidiary to activate the credit line. In anticipation of the activation of this line, accounts payable of $2,860 have been incurred with Nortel, which will be moved to the line when it is activated. This amount was used by the Company to purchase a Nortel DMS-500 telecommunications switch that was installed at the Company's Los Angeles facility during the third quarter of fiscal 1999. When activated, this loan will have a draw period of fifteen months from the original closing date of July 30, 1999, which expires October 30, 2000. Interest on outstanding amounts accrues monthly during the draw period at the rate of either LIBOR plus 4.75% or the base rate plus 3.75% per annum. After the draw period expires, interest is payable monthly in arrears. The principal is payable over three years in 12 equal quarterly installments beginning after the end of the draw period.

In conjunction with the Agreement, the Company issued warrants to Nortel to purchase 492,094 shares of the Company's common stock at a price of $4.97 per share. These warrants were immediately exercisable and expire on July 29, 2004. In accordance with FAS 123, these warrants were valued at $1,944, which is classified on the consolidated balance sheets as an original issue discount and is being amortized over twelve months. During the six months ended September 30, $324 of this discount had been amortized and charged to interest expense.

In addition, the Company was required to pay $660 as a loan origination fee in connection with the $37,000 line of credit with Nortel discussed above. This fee becomes payable as of January 1, 2000, and has been accrued as of July 30, 1999 on the consolidated balance sheets. The fee is being amortized over the term of the loan of 51 months. During the six months ended September 30, 1999, $26 of this discount was amortized and charged to interest expense.

8. CHANGES TO FINANCIAL STATEMENTS

The consolidated financial statements as of and for the six months ended September 30, 1999 have been restated to correct the following errors:

During the six months ended September 30, 1999, 211,733 shares of common stock were issued for services. The Company has recorded the value of the shares tendered using the free-trading market price on the date of transfer as the basis for all such issuances. Such entries resulted in additional expense of $748 for the six months ended September 30, 1999.

The loan origination fee of $660 and the value of the warrants of $1,944, both related to the financing agreement with Nortel, were not previously reflected in the consolidated financial statements. Such items have now been recorded, resulting in an increase to liabilities and shareholders' equity, respectively. The Company has also recorded the amortization of the loan origination fee and the warrants, totaling $26 and $324, respectively, resulting in a charge to interest expense.

In connection with the convertible Preferred Stock, the Company has recognized a beneficial conversion feature in the amount of $448. In addition, the Company has recognized a total of $147 in dividends related to the Preferred Stock.

The Company has restated revenue to comply with SEC guidelines for accounting issues related to Internet operations to the net method for revenues related to the Fair Auction subsidiary. This change resulted in a $293 decrease to revenue but had no impact on operations.

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

OVERVIEW

The majority of the Company's revenues were derived from its wireless and dial-up ISP and international ISP operations under the name of "UrJet Internet" for the six months ending September 30, 1999 and 1998. The Company currently operates five wireless systems: Salt Lake City, Utah (launched in January 1998); Beaumont, Texas (launched in March 1998 - currently this system is only offering dial-up services); Houston, Texas (a dial-up ISP was acquired in January of 1998 and wireless services commenced after the end of the March 31, 1999 fiscal year); San Francisco Bay Area, California (acquired in January 1999); and Irvine/Orange County, California (wireless services commenced after the end of the March 31, 1999 fiscal year).

UrJet Backbone Network ("UBN") was formed in the last calendar quarter of 1998 to deploy fiber backbone connectivity and a variety of telecommunications carrier services to business and residential customers. Once fully operational, UBN will compete with local telephone companies to deliver various telecommunication services to customers. Competitive Local Exchange Carrier
(CLEC) registration is pending approval in Texas and California, and UBN has rights to fiber routes and co-location/interconnection facilities in 13 major cities across the United States.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues increased 103% or $0.3 million to $0.7 million for the three months ending September 30, 1999 compared to revenues of $0.4 million for the three months ending September 30, 1998. Revenue contributed by wireless and dialup services was 76% of the total revenue for the three months ended September 30, 1999 compared to 66% of total revenue for the previous year. The improvement in wireless and dialup revenue is due to the increased revenues at existing offices, and to the addition of the Irvine and Northern California offices. The additional revenue from MRHM has caused the shift in percentage of wireless and dialup revenue. Revenue contributed by the MRHM subsidiary was 24% for the current quarter, compared to 34% of total revenue for the quarter ended September 30, 1998.

                                 IJNT.net, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company incurred network expenses totaling $0.6 million for the three months ended September 30, 1999 compared to $0.1 million for the three months ended September 30, 1998, an increase of 1225% or $0.5 million. The increase is due in part to the additional volume of wireless and dialup customers. In addition, the operations of UBN generated $0.3 million of this increase, comprised of network development costs incurred to install and test telecommunications equipment. Circuit line costs and co-location fees have been incurred for the backbone network in preparation of offering service to customers. These activities were not taking place in the prior year. It is anticipated that total network expenses will continue to increase for the foreseeable future, although the Company plans to generate additional revenue to offset such costs.

The Company incurred payroll and related expenses of $1.1 million for the three months ended September 30, 1999 compared to $0.5 million for the three months ended September 30, 1998, an increase of 133% or $0.6 million. The increase is due to growth in headcount in all areas of the Company to support its growth objectives. In addition, a total of 25,177 shares of the Company's common stock have been issued to various employees as incentive grants or due to terms of employment agreements. The total fair value of the stock of $0.1 million has been charged to operations as compensation expense.

The Company incurred total selling, general and administrative expenses ("SG&A") of $1.6 million for the three months ended September 30, 1999, compared with $0.7 million for the three months ended September 30, 1998, an increase of $0.9 million or 123%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's nine offices throughout the United States. Also, during the three months ended September 30, 1999, the Company issued 123,866 shares of its common stock in exchange for financial, legal, marketing and technological professional services. The fair value of the shares issued of $0.5 million has been charged to operations.

The Company incurred depreciation and amortization costs of $0.2 million for the three months ended September 30, 1999 compared to $0.1 million for the corresponding period of the previous year, an increase of $0.1 million or 300%. The increase is due to the large amounts of fixed assets placed into service during fiscal 1999, particularly for computer equipment.

The Company incurred interest expense of $0.3 million in the three months ended September 30, 1999 related to the agreement with Nortel Networks. See further discussion of this agreement in the Liquidity section and in Note 7 to the unaudited Consolidated Financial Statements.

The Company incurred a net loss of $3.1 million for the three months ended September 30, 1999, compared to a net loss of $1.0 million for the three months ended September 30, 1998. The Company plans to continue to increase revenues and gross profit in the upcoming fiscal year while controlling the growth of SG&A expenses. The Company does not anticipate generating net income in the near future, although a decrease in the net loss is expected.

                                 IJNT.net, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998

Total revenues increased 206% or $1.1 million to $1.6 million for the six months ended September 30, 1999 compared to revenues of $0.5 million for the six months ended September 30, 1998. Revenue contributed by wireless and dialup services was 70% of the total revenue for the six months ended September 30, 1999 compared to 77% of total revenue for the previous six months. The increase in overall revenue was a result of the Company's expansion of its existing wireless and dialup markets and the launch of additional markets in northern California and Irvine, California.

Revenue contributed by the MRHM subsidiary was 30% of the consolidated revenue for the six months ended September 30, 1999, compared to 23% of total revenue for the six months ended September 30, 1998. This addition to the Company's business mix has contributed to the decrease in wireless and dialup revenue as a percentage of total revenue.

The Company incurred network expenses totaling $1.0 million for the six months ended September 30, 1999 compared to $0.1 million for the six months ended September 30, 1998, an increase of 598% or $0.9 million. The operations of UBN generated $0.3 million of this increase, comprised of network development costs incurred to install and test telecommunications equipment. Circuit line costs and co-location fees have been incurred for the backbone network in preparation of offering service to customers. These activities were not taking place in the prior year. In addition, included in the 1999 figure is $0.1 million in frequency licenses that were purchased from a related party with shares of the Company's common stock. It is anticipated that total network expenses will continue to increase for the foreseeable future, although the Company plans to generate additional revenue to offset such costs.

The Company incurred payroll and related expenses of $2.0 million for the three months ended September 30, 1999 compared to $0.8 million for the three months ended September 30, 1998, an increase of 156% or $1.2 million. The increase is due to growth in headcount in all areas of the Company to support its growth objectives. The increase in headcount has occurred primarily in the Urjet Backbone Network subsidiary to support the creation of the network as described in the above paragraph. In addition, 25,177 shares of the Company's common stock were issued to various employees as incentives grants or due to terms of employment agreements. The total fair value of the stock of $0.1 million has been charged to operations as compensation expense.

The Company incurred total selling, general and administrative expenses ("SG&A") of $3.1 million for the six months ended September 30, 1999, compared with $1.2 million for the six months ended September 30, 1998. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's nine offices throughout the United States. Also, during the six months ended September 30, 1999, the Company issued 186,556 shares of its common stock in exchange for financial, legal, marketing and technological professional services. The fair value of the shares issued of $0.6 million has been charged to operations.

The Company incurred depreciation and amortization costs of $0.4 million for the six months ended September 30, 1999 compared to $0.1 million for the corresponding period of the previous year, an increase of 305% or $0.3 million. The increase is due to the large amounts of fixed assets placed into service during 1999, particularly for computer equipment and network equipment.

The Company incurred interest expense of $0.3 million in the three months ended September 30, 1999 related to the agreement with Nortel Networks. See further discussion of this agreement in the Liquidity section below and in Note 7 to the unaudited Consolidated Financial Statements.

                                 IJNT.net, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company incurred a net loss of $5.3 million for the six months ended September 30, 1999, compared to a net loss of $1.7 million for the six months ended September 30, 1998. The Company plans to continue to increase revenues and gross profit in the upcoming fiscal year while controlling the growth of SG&A expenses. The Company does not anticipate generating net income in the near future, although a decrease in the net loss is expected.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3.3 million for the six months ended September 30, 1999 compared to $1.2 million for the six months ended September 30, 1998. Cash was impacted primarily by the Company's operating activities for the six months ended December 1999. Included in accounts payable at December 31, 1999 was $2.9 million owed to Nortel, see discussion below. Included in the operating activities was $0.7 million in stock value that was issued for services, primarily technical and marketing professional services. Also included is $0.4 million of amortization of deferred financing costs related to Nortel, see further discussion below.

Cash used for purchases of fixed assets was $4.1 million for the six months ended September 30, 1999 and $0.3 million for the six months ended September 30, 1998. The expenditures during 1999 were primarily associated with the build-out of the DSL network as discussed below.

FINANCING AGREEMENT
On July 30, 1999, the Company entered into a Master Purchase Agreement and secured line of credit agreement (the "Agreement") with Nortel Networks ("Nortel"), a Canadian corporation that manufactures telecommunications equipment. The Agreement provides for aggregate borrowings totaling $39.0 million. Under terms of the Agreement, Nortel will provide the Company with $7.0 million in operating capital, to be repaid from future public equity fundraising by the Company. Interest expense on the outstanding borrowings under this operating capital line of credit accrues monthly at a rate of 13% per annum. The operating capital line of credit and all unpaid interest is due in full on July 30, 2000. As of September 30, 1999, the Company had $7.0 million outstanding under the operating capital line of credit.

The Agreement also extends a $32.0 million line of credit to the Company to purchase goods and services from Nortel over the next two years for the build-out of the Company's DSL network. Activation of this line of credit is contingent upon future public equity fundraising by the Company. This equity must be recorded in the Urjet Backbone Network (UBN) subsidiary to activate the credit line. In anticipation of the activation of this line, accounts payable of $2.9 million have been incurred with Nortel, which will be moved to the line when it is activated. This amount was used by the Company to purchase a Nortel DMS-500 telecommunications switch that was installed at the Company's Los Angeles facility during the quarter ended December 31, 1999. When activated, this loan will have a draw period of fifteen months from the original closing date of July 30, 1999, which expires October 30, 2000. Interest on outstanding amounts accrues monthly during the draw period at the rate of either LIBOR plus 4.75% or the base rate plus 3.75% per annum. After the draw period expires, interest is payable monthly in arrears. The principal is payable over three years in 12 equal quarterly installments beginning after the end of the draw period.

In conjunction with the Agreement, the Company issued warrants to Nortel to purchase 492,094 shares of the Company's common stock at a price of $4.97 per share. These warrants were immediately exercisable and expire on July 29, 2004. In accordance with FAS 123, these warrants were valued at $1.9 million. This generated an original issue discount on the operating capital line of credit of $1.9 million. During the six months ended September 30, 1999, $0.3 million of this discount had been amortized and charged to interest expense.

In addition, the Company was required to pay $0.7 million as a loan origination fee in connection with the $37.0 million line of credit with Nortel discussed above. This fee becomes payable at January 1, 2000. The fee is being amortized over the term of the loan of 51 months. During the six months ended September 30, 1999, $25,882 of this discount was amortized and charged to interest expense.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            May 5, 2000

                                         IJNT.NET, INC.



                                         /S/ JON H. MARPLE
                                         --------------------------------------
                                         Jon H. Marple, Chief Executive Officer
                                         and Chairman of the Board



                                         /S/ MARY E. BLAKE
                                         --------------------------------------
                                         Mary E. Blake, President, Secretary and
                                         Vice Chairman of the Board