Form 10-K
period 2000-03-31
IJNT NET INC
filed 2000-07-10
CIK 925739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the fiscal year ended March 31, 2000
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
             For the transition period from ___________________ to

                         Commission file number 0-24408

                                 IJNT.net, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                      33-0611753
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization                      Identification Number)

                           2030 Main Street, Suite 500
                            Irvine, California 92614
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (949) 260-8100

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                    Name of Each Exchange
         Title of Each Class                         on Which Registered
         -------------------                         -------------------
     Common Stock $.001 par value                   Nasdaq National Market

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [ ]

      The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on June 19, 2000 on the Nasdaq National Market was $69,554,018 based on the closing price of $5.28.

      The number of shares of Common Stock outstanding as of June 19, 2000 was 20,845,123.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Specifically identified portions of the Company's Proxy Statement, to be mailed to the stockholders in connection with the Company's annual meeting of stockholders, scheduled to be held on July 25, 2000, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement shall not be deemed to be part of this report.

                                     PART I

      THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "EXPECTS" AND WORDS OF SIMILAR IMPORT. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS ANNUAL REPORT INCLUDING, WITHOUT LIMITATION, SUCH STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS" AND ELSEWHERE HEREIN, REGARDING THE COMPANY OR ANY OF THE TRANSACTIONS DESCRIBED HEREIN, INCLUDING THE TIMING, FINANCING, STRATEGIES AND EFFECTS OF SUCH TRANSACTIONS AND THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED GROWTH, ARE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTATIONS ARE DISCLOSED IN THIS ANNUAL REPORT UNDER THE HEADING RISK FACTORS UNDER ITEM 1.


ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

                                    BUSINESS

OVERVIEW

      IJNT.net, Inc. (the "Company") is an emerging facilities-based integrated communications carrier using digital subscriber line, or DSL, technology to offer broadband data and voice telecommunication services to small and medium-sized businesses and high-end residential consumers, particularly multiple tenant units ("MTUs") and multiple dwelling units ("MDUs"). We are deploying a scalable, network in targeted geographic areas where high demand exists for our services and which are underserved by other carriers.

      We began operations in 1997 as a provider of high-speed wireless Internet access primarily to small and medium-sized businesses, MDUs and telecommuters. We initially offered one-way Internet access and began offers of two-way access in early 1998. We selected Salt Lake City as our initial market because its topography offered excellent line-of-sight transmission to nearly the entire population of 1.3 million. We subsequently expanded our wireless Internet services to Texas and California.

      In early 1998, we began offering dial-up Internet access to complement our wireless services. We also acquired Man Rabbit House Multimedia, Inc. ("MRHM"), a web-site design firm, to offer web-site and e-commerce design and development services to better serve the needs of our business customers. See discussion of the intended disposition of MRHM at "Disposition of MRHM" and "Management's Discussion and Analysis."

      In the fourth quarter of 1998, we formed Urjet Backbone Network, Inc. ("UBN") to operate as a competitive local exchange carrier and to provide fiber connectivity services through the Internet. In late 1998, we commenced discussions with Nortel Networks, Inc. ("Nortel") to finance construction of portions of our broadband network and to offer DSL services using Nortel products. Such negotiations resulted in the execution of a credit agreement with Nortel in July 1999. Since July 1999, we have focused our primary capital and management efforts to implement our DSL service strategy.

      To date, we have completed installation of the primary components of our high-capacity Nortel DMS-500 switch at our Los Angeles network operations center and a redundant Internet protocol ("IP") core and asynchronous transport mode ("ATM") network, completed co-location site selection and applications for our Los Angeles market build, hired an experienced telecommunications operations group, built our customer care center, completed phase one of our back office operating support systems, and secured a substantial equipment financing arrangement with Nortel Networks, Inc. We also have leased or acquired access to fiber routes co-location facilities in and between a number of major western cities, including Los Angeles, San Francisco, San Jose, Seattle, Salt Lake City, Dallas and Houston. We currently have competitive local exchange carrier, or CLEC, operating authority or pending applications in all states within our targeted western United States region.

OUR BUSINESS STRATEGY

      Our goal is to become a leading provider of integrated broadband data and telecommunications services to small and medium-sized businesses and residential users in our target markets. We seek to be among the first to offer such bundled telecommunications services in the majority of our markets. Our future success will depend on our ability to implement this strategy. We believe our carrier-grade voice switch, our expanding network, our experienced management team and our customized operational support system will allow us to implement our growth strategy. The key elements of our business strategy are as follows:

      BECOME A LEADING SINGLE-SOURCE PROVIDER OF INTEGRATED TELECOMMUNICATIONS SERVICES IN OUR TARGET MARKETS

      The key to our success and growth is our ability to become a leading single-source provider of bundled telecommunications services in each of our target markets. For the most part, the customers we are targeting rely on two or more vendors for their long distance, local phone and Internet connectivity needs. We believe that customers prefer a single source for all of their telecommunications requirements. We also believe that our integrated voice and data services, for the first time, will provide small and medium-sized business customers with the affordable broadband services necessary for success in the rapidly evolving world of electronic commerce. We believe our customers will be attracted to our bundled service offering, our consolidated billing and our single point of contact for customer service, repairs and billing inquiries.

      We intend to offer carrier grade voice services bundled with DSL Internet access. We also expect to offer voice over IP ("VoIP"), or voice over DSL ("VoDSL") services, in certain geographical areas.

      By providing bundled broadband communications services, we expect to better meet the needs of our customers, accelerate our target markets, improve customer retention and capture a larger portion of our customers' total telecommunications expenditures. We also believe that our combined voice and data technology will offer attractive pricing when compared to our competition or the price of purchasing the services separately.

      TARGET UNDERSERVED CUSTOMERS

      We believe that small and medium-sized businesses and high-end residential users, such as telecommuters and those with home-based businesses, offer the greatest opportunity for our integrated voice and data communications solutions. The vast majority of these users currently depend on traditional dial-up modems for network access. Additionally, many larger enterprises have remote locations and home-based workers who are not able to enjoy the full advantages of the office network realized by their colleagues at the corporate offices. We will offer integrated voice and data communications, high-speed access to the Internet and private networks. We also intend to offer new applications and features that increase worker productivity and network security.

      BUILD A CAPITAL-EFFICIENT NETWORK INFRASTRUCTURE

      Our strategy is to expand our network where most economically or strategically justifiable. We believe that this strategy is expected to increase long-term operating margins, allow for greater control of our network and enhance service quality. As we expand our infrastructure with fiber, switches, and co-locations, the portion of our traffic that is carried on our own network will increase. We select and build co-locations to maximize coverage of our target customers of small and medium-sized businesses and high-end residential users.

      USE A COST-EFFICIENT MARKETING MODEL

      We believe we can rapidly grow our subscriber base most efficiently by targeting MDU/MTU customers. We anticipate that we will be able to co-locate our network equipment on their premises and gain immediate access to the inside wiring without co-locating equipment in an incumbent local exchange carrier ("ILEC") central office. This arrangement allows rapid access to large groups of customers, who in many cases will be subscribing for premium value-added services in addition to basic DSL service. Additionally, we are able to economically provide services in such environments and to provision such services with minimal ILEC involvement.

      We believe our direct-response model for marketing and provisioning services to residential and very small businesses (fewer than nine employees) will be the most efficient method of reaching such customers. This direct-response method consists of very targeted advertising to prospective customers whose phone service is provided from central offices where we have established co-locations. This approach reduces the expenditure of advertising funds and customer care on customers outside our area of service. Upon completion of our system, prospective customers will be able to subscribe through our UBNetworks.com website, which we expect will be among the first fully automated systems for subscribing, qualifying the DSL line, provisioning services and handling customer billing and technical questions.

      We also intend to enter into strategic relationships with regional integrators which will be commissioned to sell our broadband solutions to their existing business customers.

      EXPAND OUR GEOGRAPHIC REACH

      Initially, we intend to serve the Los Angeles and Orange County, California markets. In late 2000 and in 2001, we intend to expand into other markets in the western United States. We believe the western United States is particularly attractive due to a number of factors, including the large population, the rapidly growing metropolitan areas, the high percentage of small and medium-sized businesses and the large demand for high-speed Internet access in this region. We also intend to expand into other regions of the United States as opportunities arise.

      DEVELOP STRONG BRAND AWARENESS

      We believe that marketing and brand identity in the DSL and high-speed Internet access markets have lacked the memorability and strength of association found in other consumer product markets. We have therefore hired not only marketing experts with telecommunications experience, but those with wide ranging experience in consumer products outside of telecommunications, whose expertise is in developing strong brand identity and consumer "mind share." We believe that a strong brand identity will differentiate our products and services from those of our competitors in the minds of the public, which we believe will benefit our company over simple technical comparisons.

      LEVERAGE THE EXPERIENCE OF OUR MANAGEMENT TEAM

      Our management team has significant experience in the telecommunications industry in general and, in particular, in the critical functions of network operations, sales and marketing, back office and operational support systems, finance and customer service. Our management team obtained such experience at nationally recognized industry leaders, including Pacific Bell, SBC Communications, Teligent, Sprint, MCI, Millicom International and Comstar Cellular.

MARKET DEPLOYMENT

      We select markets that we believe have high concentrations of customers with demonstrated need and the ability to pay for our broadband services and which we believe are underserved by our competition. We measure such need and ability through our internally developed proprietary model, which takes into account a variety of industry-specific and non-industry specific factors relating to market size, receptivity and demographics. Based on information compiled from a number of databases available through various third-party consulting firms and publication sources, we rank each MSA within the larger geographical regions that we are targeting. We also rank each co-location facility and building in which we plan to deploy our equipment within each MSA.

      We plan to introduce our services initially in Los Angeles and its surrounding regions. We are completing the construction and implementation of our central switching facilities in Los Angeles. We plan to introduce our services sequentially in other markets.

OUR SERVICE OFFERINGS

      Our services are designed to meet the needs of small to medium-sized businesses and high-end residential users.

      DSL SERVICES

      We generally expect to bundle our DSL services with our long distance and local phone service. However, DSL services may be offered on a stand-alone basis. Our DSL services are expected to include the following:

DSL SERVICES TO SMALL AND          We will offer our small and medium-sized
MEDIUM-SIZED BUSINESSES            business customers a full range of high-speed
                                   "always on" Synchronous DSL ("SDSL"),
                                   Asynchronous DSL ("ADSL"), and IDSL services.
                                   SDSL provides speeds ranging from 256 Kbps to
                                   2.32 Mbps both to and from the end user. ADSL provides speeds to the end user ranging from 320 Kbps to 1.2 Mbps, but slower speeds from the end user ranging from 160 Kbps to 320
                                   Kbps. IDSL will be offered to those users located more than 3.5 miles from our nearest co-location and provides speeds of 144 Kbps, five times faster than 28.8 dial-up modems.
                                   We also intend to offer virtual private
                                   networks, video streaming, video
                                   conferencing, web hosting, wireless and
                                   dial-up services described below.

DSL SERVICES TO MDUS/MTUs          We will offer customers in MDUs and MTUs the
                                   same high-speed SDSL and ADSL Internet
                                   connection services as those offered to small and medium-sized businesses. We intend to co-locate our network access equipment at the customer's or landlord's building.

DSL SERVICES TO HIGH-END           We will offer high-end residential users ADSL
RESIDENTIAL USERS                  services having downstream and upstream
                                   speeds of 640 Kbps/160 Kbps or 1.2 Mbps/320
                                   Kbps. ISDL services will be available for residential users located more than 3.5 miles from our co-location facility. Our plug and play modems from Nortel permit voice and data over the same line.

VoDSL We intend our voice services to be offered predominantly over our Nortel DMS circuit switches. However, we also expect to provide local and long distance phone service over packet-based VoDSL and VoIP facilities. Such VoDSL and VoIP services may permit us to offer bundled services at a lower cost or while we are building our circuit-based switches in other markets.


      LOCAL AND LONG DISTANCE TELEPHONE CALLING SERVICES

      We expect to launch our local calling services in September 2000 in Los Angeles. We expect such services to include local dial tone, simplified local rates, local number portability, listing in white and yellow page directories, access to 911 and directory assistance. Also available through the service will be certain enhanced features, such as three-way conference calling, line rollover, call forwarding, call waiting, caller identification and voice mail. Our voice mail service is expected to include free call forwarding, remote access, paging notification, personalized greetings and password protection. We also plan to originate and terminate interexchange calls placed or received by our customers.

      We expect to offer a full range of domestic and international long distance services, including "1+" outbound calling, six second incremental billing, inbound toll free service, and such complementary services as calling cards with operator assistance and conference calling. To provide easy to understand billing to our clients, we plan to also offer one rate on any call within the continental United States.

      WIRELESS INTERNET ACCESS

      Historically, our primary service offering has been wireless Internet access. We have integrated our existing wireless high-speed Internet access with the DSL network build-out. As we enter new markets to provide DSL services, we will also in many cases set up wireless high-speed Internet systems operating at or near our main office in each MSA in order to continue to provide the versatility and options for our customers that they have come to expect. We currently offer Wireless T-1 services in two markets.

      A wireless T-1 service is operated currently on systems in the 2.4 gigahertz public-access frequency band. In a radius of approximately 5 to 7 miles around our wireless point of presence (POPs), we can offer up to 1.5 megabit per second bi-directional Internet connections without wires. The customer's location must have a clear line of site to our POP; and the user must place a small antenna in a window, mounted to a wall, or on the roof of the customer's location. This antenna is connected to a small radio unit that is wired to a network interface card in the user's computer. The service offers spread-spectrum frequency hopping technology for excellent network security and symmetrical download and upload speeds. We offer a range of speeds over this service, determined by the customer's issue and by the customer's distance from our point of presence. Wireless T-1 service can serve a small office network as a stand-alone connection, or can serve as a redundant backup for another type of connection, where continuity of service is a concern. Voice services can be offered over this wireless connection, but we have not offered the voice option to date over wireless.

      TRADITIONAL DIAL-UP ACCESS

      We currently offer national dial-up access through relationships with Level (3) Communications and others. We do not expect to devote significant resources to providing such services. However, many of our commercial DSL customers will expect dial-up services for use by traveling employees and in other circumstances where DSL is not available. Therefore, we will maintain our dial-up service offerings to complement our DSL services.

      WEB HOSTING

      We offer a variety of web hosting services to enable our clients to maintain a high quality, highly reliable Internet presence without investing capital in data center space, multiple high speed connections or other capital intensive infrastructure. These services include dedicated web hosting, shared web hosting, and equipment co-location.

      WEBSITE AND E-COMMERCE SITE DESIGN AND DEVELOPMENT

      Through our subsidiary, Man Rabbit House Multimedia, Inc., we provide a broad range of web-site design development and related services.

      DISPOSITION OF MAN RABBIT HOUSE MULTIMEDIA, INC.

      We have determined to sell or otherwise dispose of Man Rabbit House Multimedia, Inc. We have received an appraisal of its business and are currently in discussion to effectuate a sale. We expect to continue, although to a lesser extent, to provide such services to our customers after the successful disposition of MRHM, by utilizing internal resources or by outsourcing such services.

SALES AND MARKETING

      We plan to focus our marketing efforts in the geographical regions covered by the co-location facilities in which we deploy our equipment. Our narrow cast marketing focus is designed to minimize our marketing expenditures while attracting customers located in those regions that we are prepared to serve. We plan to coordinate our marketing efforts with the regional introduction of our services. In so doing, we will enhance our ability to respond quickly to customer demands and reduce the likelihood that we will be unable to deliver our services to prospective customers that encounter our advertising. Whereas the capacity to process a flow of orders and institute service for new customers generally is a limiting factor for other providers of integrated telecommunications services, we believe our responsiveness in the marketplace will be key to the development of our reputation for quality and reliability. We intend to market our services primarily through the following three methods: direct response; direct sales; and strategic reseller relationships targeting specific vertical markets.

      DIRECT SALES FORCE

      We also began to assemble an experienced sales force to market our services directly to larger businesses and users in MDU and MTU environments. Our sales force will be organized around our regional offices. System integrators and IT managers of businesses will be the focus of our business sales efforts. Our regionally based sales force will use a consultative selling approach to offer clients a full range of sophisticated and cost-effective telecommunications solutions.

      DIRECT RESPONSE

      We expect to primarily rely on direct consumer response to our advertising, or direct-response marketing, to generate sales to residential and small business consumers. Under this direct-response approach, we will target our services in our selected regions through the use of various forms of advertising, including print ads, mailings, on-line banners, interactive ads and a campaign of television and radio advertising. We believe that our UBNetworks.com website, when completed, will be the first Internet site that permits fully automated DSL line qualification, provisioning and service ordering, as well as an interface for existing customers to view account information and have their billing and technical questions answered. Interested consumers will be able to respond directly by telephone or through our Web site. We believe this form of marketing will generate responses from a high percentage of residential and small business users at a lower cost per subscriber than other methods.

      STRATEGIC ALLIANCES WITH NETWORK INTEGRATORS

      We are in the process of building relationships with strategic sales partners, particularly network integrators, whose business customers depend on them for integrated Internet and networking solutions. We expect to market our services to various resellers, independent marketing representatives, associations and affinity groups. We expect to offer commission incentives or discount prices to such resellers, which in turn will sell such services at retail prices to their customers.

      Our sales and marketing approach is designed to build long-term business relationships with our customers, with the intent of becoming the single-source provider of their telecommunications services. We train our sales force in-house with a customer-focused program that promotes increased sales through both customer attraction and retention.

CUSTOMER CARE SYSTEM

      GENERAL

      Historically, provisioning, billing and network maintenance and surveillance systems have been the greatest obstacles to developing efficient and scalable broadband networks. Therefore, we made these functions a prime focus of our efforts by commencing the design and implementation of a comprehensive customer care system before commencing commercial service. Among the most crucial aspects of every DSL and telecommunications provider's business is the establishment of a provisioning, billing and customer care systems that accomplish the following goals:

      o Allow rapid automated evaluation and qualification of a prospective subscriber's copper phone line for DSL services by interfacing with the incumbent carriers' line information databases;

      o Automate the process of contacting the incumbent carrier to provision the line and, where necessary, turn the line over to us;

      o Automate the connection of the customer's line to our network and the generation, storage and delivery of each subscriber's billing information and billing statements;

      o Automate the detection of network problems and line outages and maintenance functions; and

      o Provide all of the customer's provisioning, billing and maintenance information in a format that allows a single customer care representative (or the customer via a web-based interface) to review and interact with the information, to minimize the number of personnel involved in an incidence of subscriber trouble, and to enable one customer care representative to cure any typical subscriber problem immediately.

      Through the use of a common customer care platform, we expect that our customer care associates will be able to solve the majority of customer issues on the initial customer contact. The customer care associate will be able to retrieve order, billing, and network information from a common system platform. Our network management software working behind the scenes will allow our customer care associate to perform end to end testing on a customer line. The customer care associate will be able to view the entire circuit from our equipment all the way to the customer's PC to isolate the case of trouble. Our customer care system is expected to provide all of the necessary real-time information and test capabilities to resolve and prevent customer service issues. This design is expected to eliminate hand-offs and provide integrated service to our customers with the initial contact. We believe that we will be able to resolve network-related problems much more quickly than our competitors, which will translate into increased customer satisfaction.

      QUALIFYING A CUSTOMER FOR SERVICE

      UBN's Customer Care Center has chosen to implement an automated triple verification approach to assure accuracy in determining if a customer is eligible to receive DSL or other bandwidth services. All three verification steps will be integrated in one easy to use platform (Siebel) for our customer care agents. The first will be our facility database to determine the MDU and campus environments our company serves. The second will be a business logic tool that determines the acceptable distance for services as well as boundary calculations provided by Sagent. Sagent will provide ongoing address standardization, geocoding and a wire center lookup by utilizing both Centrus RealTime and custom Active Server Page code. Customer friendly portions of these applications will be available on the UBN home page to prequalify potential customers. To assure even greater accuracy the Customer Care Center also will have access to the Regional Bell Operating Company or other ILEC qualification tools.

      NOTIFYING THE INCUMBENT CARRIER

      When providing service to a customer where our DSL network node equipment is not located within the customer's building, we will electronically notify the incumbent dial-tone provider. If the dial-tone provider is another CLEC, we will electronically pass the information over via a common platform that many CLECs use today. This software will send notification automatically to the appropriate CLEC once our customer care associate has completed the order. In the case of the RBOCs, each has its own legacy-based, usually manual, order entry system. We will have a web-based front-end system that will take the appropriate information and complete the information fields within the RBOC systems to enable DSL service.

      DELIVERY AND BILLING OF SERVICES

      We have chosen a suite of Operational Support Systems ("OSS") that are expected to allow for business process automation, real time analysis, Internet-based communications, and application integration. The core support system was developed by Vitria Technologies. This system combines the appropriate information from the customer and our own network elements to provision the customer line in an automated and efficient manner. There are two main systems that will interact with Vitria to deliver and bill services to our customer. All information needed to deliver and bill for services will be directly entered into a common system interface provided by Siebel. Siebel is the operating system that customers (via the Internet) or our customer care associates use to enter specific customer and product information. The basic information includes address, type of products and services, and desired connection speed. Vitria then automatically translates and passes this information to the appropriate network systems to provide working service. In order to qualify a customer for billing services and to generate a bill, the information gathered by Vitria from Siebel is delivered to Portal. The Portal billing system automatically verifies customer credit history, debits the customer's credit card or checking account and can send a detailed bill to the customer by e-mail transmittal and/or generate a printed billing statement. Portal can be customized to use information from actual customer history and usage to present the customer with a customized set of offered pricing and usage sensitive features for both consumers and business.

NETWORK ARCHITECTURE AND TECHNOLOGY

      OVERVIEW

      We pursue a capital-efficient network deployment strategy that involves owning switches while acquiring or leasing fiber optic transmission facilities on an incremental basis to satisfy customer demand. Our strategy has been to build the first components of our network to serve a number of target markets. We believe that, where economically or strategically justified, owning network components, rather than relying on the facilities of third parties, will enable us to have more flexibility in meeting customer needs for new products and services, generate higher operating margins, obtain origination and termination fees from other carriers and maintain greater control over our network operations and service quality.

      Our network structure is designed to have the following characteristics:

      o  Redundant to ensure consistent performance.
      o  Easily scalable from each network access point and from MSA to MSA.
      o  Accommodates new features and services.
      o Ability to continuously monitor all network elements to quickly identify and repair network problems.
      o  Highest level of security.

      INTEGRATED NETWORK ARCHITECTURE

      We will provide services to our customers over a single integrated network that supports local and long distance voice services over traditional circuit facilities, high-speed data, including DSL. We believe that the integrated design of our local, long distance and data networks significantly will reduce our cost of providing services. Our integrated network architecture includes equipment located at customer premises, ILEC or CLEC copper wire (also known as unbundled network elements), equipment located in the central offices of ILECs and CLECs, carrier grade voice switches, gateway and long distance switches, digital subscriber line access multiplexers, or DSLAMs, Internet protocol-based routers and switches, application servers, asynchronous transfer mode, or ATM, switches, and synchronous optical network, or SONET, fiber rings.

      LONG DISTANCE SWITCHING PLATFORM - NORTEL SWITCHES

      We are in the process of deploying a Nortel DMS-500 switch in Los Angeles. We intend to deploy additional switch facilities as needed to serve our target markets.

      FIBER AND TRANSPORT

      We have acquired an indefeasible right of use ("IRU") for fiber optic cable in a certain portion of our network. We also lease long-haul network transport capacity from major network-based carriers and local access from the incumbent local carriers in their respective territories. We also use competitive access provider facilities where available and economically justified. We expect to lease additional transport circuits for certain metropolitan area fiber rings or SONET services to interconnect our co-locations, switching nodes, and long haul SONET backbone. To ensure seamless off-net termination and origination, we also utilize interconnection agreements with major carriers.

      We have also built and own our ATM circuits and equipment, unlike many providers that lease these ATM network elements. Ownership of our ATM network reduces our susceptibility to ATM network congestion and strengthens our ability to maintain and restore network performance.

      CO-LOCATION FACILITIES

      Central Office Co-location. Within each co-location facility we are in the process of deploying both equipment to support switched voice services and DSLAMs to support high-speed and DSL service offerings. By designing our co-locations in this manner we are able to allocate the overhead costs associated with deploying co-locations across multiple products and revenue streams. This co-location architecture can be extended to support emerging applications as customer requirements dictate.

      MDU/MTU Co-location. Our SONET ring architecture and range of broadband delivery services are expected to make it possible for us to locate some of our network access points in co-location environments other than traditional central offices. We expect to locate these sites in educational and business campuses, MDU/MTU environments, community redevelopment projects and other locations where copper lines aggregate outside central offices. In most instances, these access point locations will permit us to have and control access to the facility at all times while saving significant portions of the cost otherwise associated with our co-location space.

      "LAST MILE" AND CUSTOMER PREMISES EQUIPMENT

      Our integrated network begins with our customer. To reach our customers, we purchase or lease simple copper loops, or, if customer traffic justifies, T-1 facilities, as unbundled network elements, or UNEs, from the ILEC. By utilizing UNEs, we obtain access and termination revenues as if we owned the copper loop to our customer and are able to rapidly connect the customer directly to our co-location. We provide our customer with a modem that we connect to a digitally conditioned copper loop that we have purchased or leased as a UNE. To enable us to purchase these UNEs, we negotiate interconnection agreements with the ILEC in each of our targeted jurisdictions. We currently have in place interconnection agreements with GTE and Pacific Bell in our initial target market in California and we are negotiating additional interconnection agreements.

      NETWORK SURVEILLANCE AND REPORTING AUTOMATION

      The various network elements will be managed by several network management systems to provide a variety of information regarding the operating status of each element. These systems all have a common base architecture that allows us to use a single system interface to capture the relevant information. This system interface automatically captures the desired minor, major and critical alarms generated by every network element. This system interface will then pass this information to our core support system, Vitria, which in turn is expected to deliver the information to our customer care associates and billing system for appropriate action. Because alarms can be customized to each network element and prioritized, this system is designed to permit proactive network management and allow the prevention of problems or their repair in early stages before significant outages occur.

      Our entire network will be managed from the network operations center, with web-based remote monitoring capability for most network elements also available. We will provide end-to-end network management using advanced network management tools on a continuous basis, which will enable us to address performance or connectivity issues before they affect the end-user. Our engineers and technicians will be able to "see" not only each network element, but its connection and performance status at any time, so that a network problem can be pinpointed and immediately repaired or bypassed.

      From the network operations center, we will monitor the equipment and circuits in each metropolitan network, each central office and remote switching site and each individual end-user line or wireless connection. Our network operations center is located at One Wilshire in Los Angeles, the site of the MAE-LA metropolitan access exchange on the Internet backbone. We anticipate that construction of additional network monitoring facilities may be necessary to service other target markets.

      NETWORK SECURITY

      Access to corporate networks via dial-up modems presents significant security risks, since any telephone can be used to access such a network simply by dialing the number. Businesses and other organizations therefore must spend significant effort and resources to prevent unauthorized access. They also usually limit remote access users to reading e-mail or other non-sensitive applications. Our network permits secure availability of all internal applications and information for use at remote locations. Our permanent virtual circuits can connect individual end-users at fixed locations to a single business. This reduces the possibility of unauthorized access and allows our customers to transmit sensitive information and applications safely over our DSL lines and wireless connections.

COMPETITION

      The markets for business and consumer Internet access and voice connection services are intensely competitive. We expect that these markets will become increasingly competitive in the future. The principal bases of competition in our markets include:

      o  price/performance;
      o  breadth of service availability;
      o  reliability of service;
      o  network security;
      o  ease of access and use;
      o  content bundling;
      o  customer support;
      o  brand recognition;
      o  operating experience;
      o  relationships with Internet service providers and other third parties;
         and
      o  capital resources.

      We face competition from traditional telephone companies, cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers.

      INCUMBENT LOCAL EXCHANGE CARRIERS

      Traditional telephone companies in our target markets, such as Pacific Bell, SBC, GTE, and USWest have begun offering DSL services or have announced their intention to provide DSL services in the near term. As a result, the traditional telephone companies represent strong competition in all of our target service areas, and we expect this competition to intensify. The traditional telephone companies have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, own the telephone wires themselves and can bundle digital data services with their existing voice services to achieve economies of scale in serving their customers. The traditional telephone companies are also in a position to offer service from central offices where we may be unable to secure space and offer service because of asserted or actual space restrictions.

      CABLE MODEM SERVICE PROVIDERS

      Cable modem service providers such as Cox Cable (Excite@Home), Time Warner Cable (RoadRunner) and Charter Cable are deploying high-speed Internet access services over hybrid fiber/coaxial cable networks. Hybrid fiber coaxial cable is a combination of fiber optic and coaxial cables, and has become the primary architecture utilized by cable operators in recent upgrades of their systems. Where deployed, these networks provide similar and in some cases higher-speed Internet access than we provide. They also may offer these services at lower price points than our services. We believe the cable modem service providers face a number of challenges that we and other providers of DSL services avoid. For example, different regions within a metropolitan area may be served by different cable modem service providers, making it more difficult to offer the blanket coverage required by potential business customers. Also, most of the current cable infrastructure in the United States must be upgraded to support cable modems, a process which we believe is significantly more expensive and time-consuming than the deployment of DSL-based networks. Additionally, there are perceived and actual degradations of service over a cable modem system when large numbers of subscribers join the service in a limited geographic area because each subscriber does not generally receive dedicated bandwidth, but shares the bandwidth of the same channel used by many other simultaneous users.

      COMPETITIVE TELECOMMUNICATIONS COMPANIES

      Many competitive telecommunications companies such as Covad Communications, NorthPoint Communications, Rhythms NetConnections, Internet Connections and FreeDSL and others offer high-speed digital services using a business strategy with similarities to ours. Some of these competitors have begun offering DSL-based access services and others are likely to do so in the future. Some of our competitors have extensive fiber networks in many metropolitan areas, primarily providing high-speed digital and voice circuits to large corporations. They also have interconnection agreements with the traditional telephone companies pursuant to which they have acquired central office space in many markets we are also targeting.

      NATIONAL LONG DISTANCE CARRIERS

      Interexchange carriers, such as AT&T, Sprint, MCI WorldCom and Qwest, have deployed large-scale Internet access networks and ATM networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the traditional telephone companies and a number of spaces in central offices from which they are currently offering or could begin to offer competitive DSL services.

      INTERNET SERVICE PROVIDERS

      Regional and national Internet service providers provide Internet access to residential and business customers, generally using the existing public switched telephone network at integrated services digital network speeds or below. Some Internet service providers have also begun offering DSL-based services, including Internet Connection and FreeDSL. Our largest DSL competitors have generally used a wholesale strategy, providing their services to end users only through resellers, to whom they must pay substantial incentives and premiums in order to acquire many subscribers rapidly and at low per-subscriber margins. Recently, at least one provider in our service area has begun offering free DSL.

      ON-LINE SERVICE PROVIDERS

      On-line service providers include companies such as AOL, Excite@Home, MSN (a subsidiary of Microsoft Corp.) and WebTV (a subsidiary of Microsoft Corp.) that provide, over the Internet and on proprietary online services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enable the provision of digital services to the significant number of consumers who have personal computers with modems. In addition, they provide Internet connectivity, ease-of-use and consistency of environment. Many of these on-line service providers have developed their own access networks for modem connections. As these on-line service providers extend their access networks to DSL or other high-speed service technologies, they become competitors of ours.

      WIRELESS AND SATELLITE DATA SERVICE PROVIDERS

      Wireless and satellite data service providers are developing wireless and satellite-based Internet connectivity. We may face competition from terrestrial wireless services, including 2.5 - 2.7 Gigahertz (GHz) and 28 GHz wireless cable systems (Multi-channel Microwave Distribution System (MMDS) and Local Multi-channel Distribution System (LMDS)), and 18 GHz and 39 GHz point-to-point microwave systems. The FCC has auctioned spectrum for LMDS services in all markets. This spectrum is expected to be used for wireless cable and telephony services, including high-speed digital services. In addition, companies such as Teligent Inc., Advanced Radio Telecom Corp. and WinStar Communications, Inc., hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing.

      We also may face competition from satellite-based systems. Motorola Satellite Systems, Inc., Hughes Communications (a subsidiary of General Motors Corporation), Teledesic and others have filed applications with the FCC for global satellite networks which can be used to provide broadband voice and data services, and the FCC has authorized several of these applicants to operate their proposed networks.

                              GOVERNMENT REGULATION

      THE FOLLOWING SUMMARY OF REGULATORY DEVELOPMENTS AND LEGISLATION DESCRIBES THE PRIMARY PRESENT AND PROPOSED FEDERAL, STATE, AND LOCAL REGULATION AND LEGISLATION THAT IS RELATED TO THE INTERNET SERVICE AND TELECOMMUNICATIONS INDUSTRIES AND WOULD HAVE A MATERIAL EFFECT ON OUR BUSINESS. EXISTING FEDERAL AND STATE REGULATIONS ARE CURRENTLY SUBJECT TO JUDICIAL PROCEEDINGS, LEGISLATIVE HEARINGS AND ADMINISTRATIVE PROPOSALS THAT COULD CHANGE, IN VARYING DEGREES, THE MANNER IN WHICH OUR INDUSTRIES OPERATE. WE CANNOT PREDICT THE OUTCOME OF THESE PROCEEDINGS OR THEIR IMPACT UPON THE INTERNET SERVICE AND TELECOMMUNICATIONS INDUSTRIES OR UPON US.

OVERVIEW

      Our telecommunications services will be subject to federal, state and local regulation. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions exercise jurisdiction over facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, as a result of the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access to established or incumbent local exchange carriers, or ILECs. Local governments often regulate public rights-of-way necessary to install and operate networks.

      INTRODUCTION OF SERVICES

      Before offering services in a market, we must secure certification from state regulatory commissions. Typically, we must file tariffs, or price lists, for the services that we will offer. The certification process varies from state to state, but the fundamental requirements largely are the same. State regulators require new entrants to demonstrate that they have adequate financial resources to establish and maintain good customer service. New entrants also are required to show that they have the requisite technical and managerial ability required to establish and operate a telecommunications network. We received the necessary certification to operate our network in each of the western States in which we initially intend to operate. We intend to file applications for such authority in all States.

      Before providing local service, we must negotiate and execute an interconnection agreement with an established telephone company. These agreements cover a number of aspects including:

      o the price we pay to lease access to the traditional telephone company's telephone wires;
      o  the special conditioning the traditional telephone company provides on certain of these lines to enable the transmission of digital signals;
      o  the price and terms of central office space for locating our equipment in the traditional telephone company's central offices;
      o the price we pay and access we have to the traditional telephone company's transport facilities;
      o the operational support systems and interfaces that we can use to place orders, report network problems and monitor the traditional telephone company's response to our requests;
      o the dispute resolution process that we use to resolve disagreements on the terms of the interconnection contract; and
      o the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of the traditional telephone company relationship.

      By May 15, 2000, we had entered into interconnection agreements with or otherwise obtained interconnection rights from several major traditional telephone companies in California and Texas. Traditional telephone companies may not always agree to our requested provisions in interconnection agreements and we do not expect to consistently prevail in obtaining all of our desired provisions in such agreements either voluntarily or through the interconnection arbitration process. We are currently negotiating agreements with several traditional telephone companies in order to launch our services into targeted metropolitan statistical areas. The traditional telephone companies are also permitting competitive telecommunications companies to adopt previously signed interconnection agreements. Until now, we have adopted the interconnection agreement of other competitive telecommunications companies.

      Many of our interconnection agreements have a term of three years. We will have to renegotiate these agreements when they expire. Although we expect to renew the interconnection agreements that require renewal and believe the Telecommunications Act and the agreements themselves limit the ability of traditional telephone companies not to renew such agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. The interconnection agreements are subject to state commission, FCC and judicial oversight. These government authorities have the authority to modify the terms of the interconnection agreements in a way that could hurt our business.

FEDERAL REGULATION

      INTERNET

      Our Internet operations are not currently subject to direct regulation by the FCC or any other telecommunications regulatory agency, although they are subject to regulations applicable to businesses generally. However, the future Internet service provider regulatory status continues to be uncertain. In an April 1998 report, the FCC concluded that while some Internet service providers should not be treated as telecommunications carriers, some services offered over the Internet, such as phone-to-phone telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and that their non-regulated status may have to be re-examined. Moreover, although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. The imposition of access charges would affect our costs of serving dial-up clients and could have a material adverse effect on our business, financial condition and results of operations. In addition, Congress and other federal entities have adopted or are considering other legislative and regulatory proposals that would further regulate the Internet. Various states have adopted and are considering Internet-related legislation. Increased United States regulation of the Internet may slow its growth or reduce potential revenues, particularly if other governments follow suit, which may increase the cost of doing business over the Internet.

      We believe that, under the Telecommunications Act, competitive local exchange carriers are entitled to receive compensation from established telephone companies for delivering traffic bound for Internet service provider customers of the competitive local exchange carriers, despite the objections of established telephone companies. While most states have required established telephone companies to pay this compensation to competitive local exchange carriers the FCC has established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. In addition, there is a risk that state public utility commissions that have previously considered this issue and ordered the payment of reciprocal compensation by the established telephone companies to the competitive local exchange carriers may be asked by the established telephone companies to revisit their determinations, or may revisit their determinations on their own motion.

      OTHER TELECOMMUNICATIONS SERVICES

      We are regulated at the federal level as a nondominant common carrier subject to minimal regulation under Title II of the Communications Act of 1934, as amended by the Telecommunications Act. The Communications Act, as amended, provides for comprehensive reform of the nation's telecommunications laws and is designed to enhance competition in the local telecommunications marketplace by requiring established telephone companies to provide us with access and interconnection to their facilities and open their local markets to competition.

      One of our current market advantages is our ability to offer both local and long distance service. Under the Telecommunications Act, regional Bell operating companies, or RBOCs, have the opportunity to provide long distance services in the same region in which they offer local service only if they comply with market-opening conditions. Established telephone companies are no longer prohibited from providing specified cable TV services. In addition, the Telecommunications Act eliminates particular restrictions on utility holding companies, thus clearing the way for them to diversify into telecommunications services.

      Before a RBOC can provide in-region long distance services, it must obtain FCC approval. To obtain such approval, the RBOCs must comply with specific market opening conditions and demonstrate such entry is in the public interest. To date, only Bell Atlantic has been granted such authority, and only in the state of New York. The provision of in-region long distance services by the regional Bell operating companies could permit them to offer "one-stop shopping" of bundled local and long distance services, thereby eliminating our current marketing advantage.

FCC RULES IMPLEMENTING THE LOCAL COMPETITION PROVISIONS OF THE
TELECOMMUNICATIONS ACT

      Over the last four years, the FCC has established a framework of national rules enabling local competition. Some of those rules have important bearing on our business, particularly:

      INTERCONNECTION

      Established telephone companies are required to provide interconnection for telephone exchange or exchange access service, or both, to any requesting telecommunications carrier at any technically feasible point. The interconnection must be at least equal in quality to that provided by the company to itself or subsidiaries, affiliates or any other party to which it provides interconnection, and must be provided on rates, terms and conditions that are just, reasonable and nondiscriminatory.

      We have obtained or will obtain agreements with some established telephone companies. These agreements must be renegotiated periodically. Renewal terms may be less favorable and could affect our overall costs.

      ACCESS TO UNBUNDLED ELEMENTS

      Established telephone companies are required to lease portions of their networks to requesting telecommunications carriers by providing them with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory. This is important, because it minimizes our need to make major investments in building our network. At a minimum, established telephone companies must provide competitors with access to various network elements used to originate and terminate telephone calls, call routing database facilities, and computerized operations support systems.

      For example, the FCC recently adopted additional rules that direct established telephone companies to share their local telephone lines so that competitors could make use of the high frequency portion of the line. This will enable competitive carriers like us to use DSL technology to provide high-speed data services over the same telephone lines simultaneously used by established telephone companies to provide basic telephone service, a technique referred to as "line sharing." The short term effect of this order is difficult to predict, as the FCC left it to the states to determine how this should be done, and what rates the incumbent local exchange carriers may charge. This process could take some time, even without considering any appeals of this order that may be filed. In the long term, however, this rule could have the effect of sharply reducing our costs of providing DSL service.

      CO-LOCATION

      Established telephone companies are required to provide space in their switching offices so that requesting telecommunications carriers can physically "co-locate" equipment necessary for interconnection or access to unbundled network elements at the company's premises, except that the established telephone company may provide off-site "virtual" co-location, if it demonstrates that physical co-location is not practical for technical reasons, or because of space limitations.

OTHER REGULATIONS

      In general, the FCC has a policy of encouraging new competitors, such as us, in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation of dominant carriers, the established telephone companies, and nondominant carriers, integrated communications providers and competitive local exchange carriers.

      TARIFFS

      As a nondominant carrier, we may install and operate facilities for the transmission of domestic interstate communications without the time and expense of obtaining prior FCC authorization. Our primary regulation obligations are to file schedules of rates and terms of service ("tariffs") and making periodic reports. A filed tariff benefits us because it relieves us from negotiating contracts with each customer.

      In October 1996, the FCC adopted the Detariffing Orders, which eliminated the requirement that nondominant interstate carriers like us maintain tariffs on file with the FCC for domestic interstate services, and provided that, after a nine-month transition period, relationships between interstate carriers and their clients would be set by contract, not tariff. These rules have been upheld on appeal and became effective May 1, 2000. Non-dominant interstate services providers will no longer be able to rely on the simple filing of tariffs with the FCC as a means of providing notice to clients of prices, terms and conditions under which they offer their domestic interstate services. FCC tariffs for domestic interstate traffic must be withdrawn by January 31, 2001. As a result, we will be required to put in place replacement contracts with each customer.

      ACCESS CHARGES

      The FCC has also made various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers like us may decrease.

      At the same time, the FCC, noting the proliferation of fixed monthly charges on the bills of long distance customers, has recently initiated a public inquiry on the impact of these charges on consumers.

      Moreover, major long distance carriers are attempting to undermine our ability to set access charges as we choose. In October 1998, AT&T initiated a proceeding in which it sought a declaration from the FCC that AT&T may avoid competitive local exchange carrier access charges by declining to direct calls to the customers of those competitive local exchange carriers. In addition, AT&T and Sprint have sent letters to virtually every competitive local exchange carrier stating that competitive local exchange carriers access charges for in-bound long distance calls are unreasonable, and demanding a reduction in rates to a "competitive" level. If competitive local exchange carriers are unwilling to comply, AT&T and Sprint threaten to no longer deliver those calls. In July 1999, the FCC issued a decision holding that a competitive telecommunications provider was entitled to be paid its tariffed rate for outbound access services provided to AT&T. It did not address the issue of in-bound service. If long distance providers may in fact refuse to purchase competitive telecommunications providers switched assess services, competitive telecommunications providers like us may be adversely affected.

STATE REGULATION

      We believe that most, if not all, states in which we propose to operate will require a registration, certification or other authorization to offer intrastate services. Many of the states in which we operate or intend to operate are in the process of addressing issues relating to the regulation of competitive local exchange carriers. We will also be subject to tariff filing requirements. In most states, we are required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate.

      In addition to tariff filing requirements, some states also impose reporting, client service and quality requirements, as well as unbundling and universal service requirements. In addition, we will be subject to the outcome of generic proceedings held by state utility commissions to determine new state regulatory policies. Some states, including some of our target states, have adopted or have pending proceedings to adopt specific universal service funding obligations. These state proceedings may result in obligations that are equal to or more burdensome than the federal universal service obligations.

      We are also subject to requirements in some states to obtain prior approval for, or notify the state commission of, specified events such as transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions.

LOCAL AUTHORIZATIONS

      When constructing a network, such as fiber optic cables, we generally must obtain municipal franchises and other permits. These rights are typically the subject of non-exclusive agreements of finite duration and provide for the payment of fees or the provision of services to the municipality. In addition, we must secure rights-of-way, pole attachments and other access rights, which are typically provided under non-exclusive multi-year agreements that generally contain renewal options. In some municipalities we will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post- performance bonds or letters of credit.

INTELLECTUAL PROPERTY

      We regard certain aspects of our products, services and technology as proprietary and attempt to protect them with copyrights, tradenames, trademarks, trade secret laws, restrictions on disclosure and other methods. We have not applied for or received any patents. These methods may not be sufficient to protect our technology. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

      Further, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. Steps taken by us may not prevent misappropriation or infringement of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources.

      In addition, others may sue us with respect to infringement of their intellectual property rights. We believe that we do not infringe any patent or intellectual property of any other person. However, any lawsuits alleging intellectual property infringement could significantly harm our business.

EMPLOYEES

      At June 30, 2000, we had 157 employees, excluding temporary personnel and consultants. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

                                  RISK FACTORS

OUR LIMITED OPERATING HISTORY CREATES SUBSTANTIAL UNCERTAINLY ABOUT FUTURE RESULTS.

      We have never before operated a telecommunications facility and its first facility located in Los Angeles, California has just become operational. We recently organized our principal operating subsidiary, UrJet Backbone Networks, Inc. ("UBN"), in the last quarter of 1998. We currently provide wireless, dial-up and T-1 Internet access services in nine markets and we have never before offered Internet access services using DSL technology. As a result of our limited operating history, prospective investors have limited operating and financial data about us on which to base an evaluation of our performance and an investment in our preferred stock. Our ability to provide an integrated package of bundled telecommunications services on a widespread basis and to generate operating profits and positive operating cash flow will depend on our ability, among other things, to:

      o market integrated telecommunications services and generate demand for them among targeted client categories;
      o  develop, enhance, promote and carefully manage our brand;
      o  respond appropriately and timely to competitive developments;
      o  develop our operational support and other back office systems;
      o obtain state authorizations to operate as a competitive local exchange carrier and any other required governmental authorizations;
      o  attract and retain an adequate client base;
      o  secure additional financing;
      o  attract and retain qualified personnel; and
      o enter into and implement interconnection agreements with established telephone companies on satisfactory terms.

      We cannot assure you that we will be able to achieve any of these objectives, generate sufficient revenue to achieve or sustain profitability, meet our working capital and debt service requirements or compete successfully in the telecommunications industry.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOWS, AND WE ANTICIPATE OUR LOSSES TO INCREASE AND CONTINUE FOR THE FORESEEABLE FUTURE.

      We have incurred significant operating losses and negative cash flows from operating activities each year since the commencement of our operations in 1997. Through March 31, 2000, we had an accumulated deficit of $44.6 million. We have not achieved profitability. During the fiscal year ended March 31, 2000, we incurred net losses of $32.4 million and sustained negative cash flows from operating activities of $12.2 million, resulting in a loss of $1.84 per share applicable to our common stockholders. We expect to make significant expenditures in connection with the development of our business, the acquisition, development and expansion of our network infrastructure, and the deployment of our services and systems. As a result, we expect our losses to continue and increase in the foreseeable future, and we expect to incur significant future operating losses and negative cash flows from operating activities.

      Our historical losses also have translated into negative earnings before interest, taxes, depreciation and amortization, or EBITDA, which is used to determine our compliance with certain conditions and covenants in our credit agreements. We expect that our EBITDA will be negative while we emphasize development, construction and expansion of our telecommunications services business and until we establish a sufficient revenue-generating client base. We expect that each of our markets will generally produce losses and negative EBITDA for at least 18 to 24 months after operations commence in such market, and we expect to experience increasing operating losses, net losses and negative EBITDA as we expand our operations.

      If our revenue growth is slower than we anticipate or our operating expenses are higher than expected, our losses will increase significantly. We cannot assure you that we will achieve or sustain profitability or generate positive cash flow and sufficient EBITDA to meet our working capital and debt service requirements, which could increase our borrowing costs and losses substantially, and have a material adverse effect on our business, financial condition and operating results.

OUR INABILITY TO SATISFY OUR DEBT OBLIGATIONS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

      We expect to borrow substantial amounts to finance the development and expansion of our network. As a result, we expect to increase our debt obligations significantly in a short span of time. Our ability to repay our indebtedness will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors. Some of these factors will be beyond our control.

      If we are unable to service our indebtedness or other obligations, we will be forced to examine alternative financing strategies. These strategies may include reducing or delaying capital expenditures, restructuring or refinancing indebtedness or seeking additional debt or equity financing. We cannot assure you that we would be capable of implementing any of these strategies on satisfactory terms. Our level of indebtedness could have important consequences to our stockholders, including the following:

      o We will have significant and increasing cash interest expense and significant principal repayment obligations with respect to outstanding indebtedness.
      o Our degree of leverage and debt service obligations could limit our ability to plan for, and make us more vulnerable than some of our competitors are to the effects of, an economic downturn or other adverse developments.
      o We may need to dedicate cash flow from our operations to debt service payments, making these funds unavailable for other purposes.
      o Our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements or other purposes could be impaired.
      o We will have a competitive disadvantage relative to the other companies in our industry with less debt.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

      Our consolidated financial statements have been prepared assuming we will continue as a going concern. During the year ended March 31, 2000, we experienced a net loss of $32.4 million and had negative cash flows from operations of $12.2 million. In addition, we had substantial working capital and shareholders deficits at March 31, 2000. Lastly, we have significant present and future working capital demands, which will require substantial equity and debt financing which have not yet been secured. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors have also expressed substantial doubt as to our ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

      In an effort to reverse the negative financial conditions noted above, we intend to secure a series of debt and equity financings during 2000 expected to exceed $200 million. Additionally, we intend to expand our operations through the establishment of switch-based telecommunications facilities in pre-designated markets, and develop our management and sales teams, and our corporate infrastructure. We believe these events will provide the working capital required to purchase necessary equipment, establish the requisite infrastructure and fund operations until such time as we become profitable.

      There can be no assurances that we will be able to successfully implement our plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

OUR CURRENT INDEBTEDNESS SUBJECTS US TO FINANCIAL AND OPERATING RESTRICTIONS THAT COULD HARM OUR BUSINESS.

      Our current credit agreement with Nortel imposes operating and financial restrictions on us. These restrictions limit our ability to:

      o  incur additional indebtedness;
      o  issue stock of any subsidiaries;
      o  create liens on assets;
      o pay dividends on the common stock of our principal operating subsidiary, UrJet Backbone Network, Inc., redeem capital stock or make other distributions;
      o  sell assets;
      o  make capital expenditures;
      o  engage in mergers or acquisitions; and
      o  make investments.

      Failure to comply with any of these restrictions could limit the availability of borrowings or result in default under our current credit agreement with Nortel. For the years ended March 31, 1999 and 2000, and for the remaining term of our current credit agreement, Nortel agreed to amend the financial covenants in our current credit agreement to grant us additional operating flexibility. If Nortel had not agreed to grant us such flexibility, we would have been in material noncompliance with our current credit agreement. We cannot give any assurance that we will obtain a waiver or amendment for any future noncompliance with our current credit agreement. Our failure or inability to comply with all material requirements under our present credit arrangements with Nortel and others could harm our business and financial condition. The terms of any debt or equity financing undertaken by us to satisfy future cash requirements could further restrict our operational flexibility, our ability to incur additional indebtedness and adversely affect our financial condition.

OUR INABILITY TO ENSURE THE PROMPT COLLECTION OF PAYMENTS FOR SERVICES THAT WE RENDER COULD HARM OUR BUSINESS.

      Because we generally render our services before receiving payment, we depend on the prompt collection of payment of our customers' bills. In turn, we depend on the creditworthiness of our customers and adequate revenue assurance programs. The failure of our customers to pay their bills on time or our failure to assess the creditworthiness of our customers accurately and implement adequate revenue assurance programs could materially and adversely affect our business, consolidated financial condition and operating results.

OUR ABILITY TO ACHIEVE OUR STRATEGIC OBJECTIVES WILL DEPEND IN LARGE PART ON THE SUCCESSFUL, TIMELY AND COST-EFFECTIVE EXPANSION OF OUR NETWORK.

      We must continue to develop and expand our network infrastructure as the number of clients and the amount of information they wish to transport as well as the number of services we offer increases. The expansion and development of our network infrastructure will require substantial financial, operational and management resources. We may be unable to expand our network adequately to meet the demand for increased usage. If we do not expand our network rapidly enough, additional stress may be placed on our network hardware, traffic management systems and operating facilities. Our network may be unable to service a substantial number of additional clients while maintaining high performance and competitive data transmission speeds.

      A variety of factors, uncertainties and contingencies that are beyond our control such as the availability of transmission capacity, price of transmission capacity, continued deployment of our ATM-enabled network, local regulations and the availability of third-party sales and support channels will affect the continued expansion of our network. Currently, there is substantial volatility in the market price for transmission capacity. We are investing significant capital in acquiring transmission capacity at current fixed prices. These prices are anticipated to decline in the future. We cannot assure you that actual expansion costs or the time required to complete our network will not substantially exceed current estimates. A failure to continue to expand our network would have a material adverse effect on our ability to service our clients and to grow our business.

WE MAY BE UNABLE TO FINANCE THE COSTS ASSOCIATED WITH THE CONSTRUCTION OF OUR NETWORK IF WE ARE UNABLE TO OBTAIN ACCESS TO CREDIT.

      Nortel Networks, Inc. ("Nortel"), currently provides us with two credit facilities, which includes a $7.0 million line of credit and a $37.0 million credit facility for equipment financing. The maximum allowable amount on a consolidated basis, for both facilities, is $37.0 million. While we have borrowed and currently owe in excess of $7.6 million under the line of credit facility, Nortel is not obligated to provide us funds under the $37.0 million credit facility until we generate at least $30.0 million of additional equity capital or subordinated debt and contribute at least that amount to the equity capital of our operating subsidiary, UBN. Nortel's obligations under the credit facility also are subject to the satisfaction of certain other customary conditions. Until and unless we raise the required funds and satisfy the remaining conditions under our credit agreement with Nortel, we will not be entitled to additional funds under the existing credit facility. Additionally, we cannot guarantee that Nortel will establish the proposed line of credit or that we will satisfy applicable conditions to access funds under such line of credit.

      We depend on the availability of debt financing from Nortel to finance the costs associated with the construction of our network. We may be forced to discontinue or curtail our operations or to modify, delay or abandon the ongoing development and expansion of our network if we are unable to secure additional debt financing from Nortel or others.

WE MAY BE FORCED TO CURTAIL OR DISCONTINUE OPERATIONS OR TO MODIFY, DELAY OR ABANDON OUR ONGOING EXPANSION AND DEVELOPMENT IF WE ARE UNABLE TO SECURE ADDITIONAL FUNDS TO FINANCE OUR WORKING CAPITAL REQUIREMENTS AND THE COSTS ASSOCIATED WITH THE DEVELOPMENT AND EXPANSION OF OUR BUSINESS ENTERPRISE.

      We anticipate that our present cash reserves, together with available credit under our existing equity or credit facilities will be sufficient to finance our operating costs and expenses for a period of one month. However, the expansion and development of our business and the deployment of our networks, services and systems will require significant capital expenditures, working capital, debt service and cash flow deficits.

      The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. Our revenues and costs also may depend on factors that are not within our control, including (without limitation) regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

      We also expect that we may require additional financing or require financing sooner than anticipated if our development plans change or prove to be inaccurate or to complete our planned roll-out in nine additional markets. We also may require additional financing in order to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing, or the private or public sale of equity or debt securities. We cannot assure you that we will be successful in raising sufficient additional capital on favorable terms or at all or that the terms of any indebtedness we may incur will not impair our ability to develop our business. Failure to raise sufficient funds may require us to curtail or discontinue our operations or to modify, delay or abandon our planned future expansion or expenditures, which could have a material adverse effect on our business, financial condition and operating results.

WE EXPECT OUR BUSINESS TO GROW RAPIDLY, AND ANY INABILITY TO MANAGE SUCH GROWTH EFFECTIVELY COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

      We have experienced and are currently experiencing a period of significant growth of facilities, personnel and operations. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management, financial controls, operating and accounting systems, personnel and other resources. We currently rely on a relatively small core management team. As we grow, we must not only manage demands on this team but also increase its management resources, among other things, to continue to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We also expect the demands on our network infrastructure and technical support resources to grow rapidly with our expanding client base, and we may experience difficulties responding to client demand for our services and providing technical support in accordance with clients' expectations. We are upgrading our network infrastructure and technical support services to address increased client demand. Our network infrastructure, technical support and other resources may be insufficient to facilitate our growth.

      If we do not manage our growth successfully, we may be unable to adequately support our clients' communications needs in the future.

      We cannot assure you that we will implement and maintain efficient operational and financial systems, procedures and controls or obtain, integrate and utilize successfully the employees and management, and the operational, financial and other resources necessary to manage a developing and expanding business in our evolving, highly regulated and increasingly competitive industry. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of our business could have a material adverse effect on our business, financial condition and operating results.

      If we were unable to hire sufficient qualified personnel or develop, acquire and integrate successfully our operational and financial systems, procedures and controls, our clients could experience delays in connection of service and/or lower levels of client service, our resources may be strained and we may be subjected to additional expenses. Our failure to meet client demands and to manage the expansion of our business and operations could have a material adverse effect on our business, financial condition and operating results.

OUR NETWORK INFRASTRUCTURE IS VULNERABLE TO DISRUPTIONS AND SECURITY BREACHES.

      We and other network services providers may in the future experience interruptions in service as a result of fire, natural disasters, power loss, or the accidental or intentional actions of service users, current and former employees, and others. Although we continue to implement industry-standard disaster recovery, security and service continuity protection measures, including the physical protection of our plant and equipment, similar measures taken by us or by others have been insufficient or circumvented in the past. We cannot assure you that these measures will be sufficient or that they will not be circumvented in the future. Unauthorized use of our network could also potentially jeopardize the security of confidential information stored in the computer systems of or transmitted by our clients. Furthermore, addressing security problems may result in interruptions, delays or cessation of services to our clients. These factors may result in material liability by us to our clients.

ANY FAILURE OF OUR INTEGRATED OPERATIONAL SUPPORT SYSTEM, WHICH WE ARE DEVELOPING, WOULD IMPEDE OUR ABILITY TO MONITOR AND SERVICE OUR NETWORKS, PROVISION CLIENT ORDERS AND BILL CLIENTS, WHICH COULD HARM OUR BUSINESS.

      We are developing an integrated operational support system at our network operating center and switching facility in Los Angeles to monitor our network infrastructure, systems and related components and to monitor operating costs, bill clients, provision client orders and achieve operating efficiencies. Our operational support system will consist of sophisticated information and processing systems and computing components developed by Vitria, Portal, Siebel and other third-party vendors. We plan to replicate the same or a similar support system at the other network operating centers that we intend to construct in our targeted markets. Our support system is not operational and we are unable to guarantee that it will become operational and function. If we are unable to complete the development and integration of our operational support system successfully, or if our operational support system does not function properly or if it fails for any extended period of time, we would be unable to monitor our network infrastructure and service our networks properly in the case of a malfunction or breakdown. Such system malfunction or failure also would impair our ability to process client orders and bill clients for services rendered. Our inability to service our networks, meet client demands and to bill clients for services rendered would have a material adverse effect on our business, financial condition and operating results.

OUR INABILITY TO COMPETE EFFECTIVELY IN OUR MARKETS COULD HARM OUR BUSINESS.

      The telecommunications industry is highly competitive, and one of the primary purposes of the Telecommunications Act is to foster further competition. In each of our markets, we compete principally with the established telephone company serving such market. We currently do not have a significant market share in any of our markets. The established telephone companies have long-standing relationships with their clients, financial, technical and marketing resources substantially greater than ours and the potential to fund competitive services with cash flows from a variety of businesses. These competitors also currently benefit from existing regulations that favor the established telephone companies over integrated communications providers and competitive local exchange carriers in some respects. Furthermore, one large group of established telephone companies, the regional Bell operating companies, recently have been granted, under particular conditions, pricing flexibility from federal regulators with regard to some services with which we compete. This may present established telephone companies with an opportunity to subsidize services that compete with our services and offer competitive services at lower prices. It is likely that we will also face competition from other integrated communications providers and facilities-based competitive local exchange carriers, and many other competitors in some of our markets. We believe that our target markets will support only a limited number of competitors and that operations in such markets with multiple competitive providers are likely to be unprofitable for one or more of such providers. We expect to experience declining prices and increasing price competition. We cannot assure you that we will be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Moreover, substantially all of our current and potential competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over our business, financial condition and results of operations. Any of the foregoing factors could materially and adversely affect our business, financial condition and operating results.

OUR BUSINESS PROSPECTS MAY SUFFER IF WE ARE NOT ABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS IN OUR INDUSTRY.

      The communications industry is subject to rapid and significant technological changes, such as continuing developments of alternative technologies for providing high-speed data communications. We cannot predict the effect of technological changes on our business. We may rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to communications and networking technologies. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and we may be unable to obtain access to new technologies and offer services in a competitive manner. Any new products and technologies may not be compatible with our technologies and business plan. We believe that the global communications industry should set standards to allow for the compatibility of various products and technologies. The industry, however, may not set standards on a timely basis or at all.

WE DEPEND ON THE SERVICES OF OUR SENIOR MANAGEMENT TEAM AND KEY OPERATIONAL PERSONNEL.

      Our future success depends to a significant extent on the continued services of our senior management team, particularly Michael Sternberg, Nancy Hobbs, Jeffrey Matsen, Jerral R. Pulley, Steve Pierson, and other members of our executive management team. We also depend on the technical expertise and know-how of key operational personnel responsible for the daily operation and maintenance of our network and systems. The loss of the services of any of our key executives or operational personnel, or any other present or future key employee, could have a material adverse effect on the management of our business. We do not maintain "key person" life insurance for any of our personnel.

COMPETITION FOR HIGHLY-SKILLED PERSONNEL IS INTENSE AND THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO ATTRACT, RETAIN AND MANAGE KEY PERSONNEL.

      Our future success depends on our continuing ability to attract, retain and motivate highly-skilled employees. As we continue to grow, we will need to hire additional personnel in all areas. Competition for personnel throughout the data and voice communications industries is intense. We may be unable to attract or retain key employees or other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting sufficient new personnel or retaining and motivating our current personnel, our ability to provide our services could be adversely affected.

OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

      Our revenue, expenses and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

      o the size and timing of significant equipment and transmission capacity purchases and other capital expenditures, as well as other costs associated with the development and expansion of our infrastructure;
      o  the timing of new service offerings;
      o  the rate at which customers subscribe to our services;
      o  subscriber turnover rates;
      o  the prices we pay for the services we provide to our subscribers;
      o the demand for Internet services and particularly the demand for DSL services;
      o price competition or changes in our pricing policies or those of our competitors and pricing changes in the Internet, cable and telecommunication industries;
      o the introduction of new Internet access and telecommunications services by us or our competitors;
      o  the timing and completion of our network expansion;
      o the availability and cost of financing to continue and complete our network expansion;
      o market acceptance of data and voice communications generally and of new and enhanced versions of our services in particular;
      o  the length of our contract cycles; and
      o our success in expanding our sales and related sales force, and expanding our distribution channels.

      Additional factors that may affect our quarterly operating results generally include technical difficulties or network downtime, general economic conditions and economic conditions specific to the Internet, Internet media and corporate intranet.

      Our operating results are particularly sensitive to fluctuations in revenues. Because we will rely on revenue forecasts when committing to a significant portion of our future expenditures, we may be unable to adjust our spending in the event of revenue shortfalls. Consequently, such shortfalls could materially and adversely affect our business, financial condition and operating results. We also plan on increasing our operating expenditures to finance the cost of our network build-out and to fund increased sales and marketing efforts, general and administrative activities and to strengthen our infrastructure. To the extent that these expenses are not accompanied by a commensurate increase in revenue, our quarterly results could fluctuate significantly in the future.

      Due to the factors noted above and the other risks discussed in this section, you should not rely on period-to-period comparisons of our operating results. Quarterly results are not necessarily meaningful and you should not rely on them as an indication of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In that case, the price of our common stock may fall substantially.

OUR INABILITY TO DEVELOP OR FINANCE STRATEGIC ALLIANCES OR ACQUISITIONS NEEDED TO COMPLEMENT OUR EXISTING BUSINESS COULD IMPEDE OUR EXPANSION AND HARM OUR BUSINESS.

      As part of our growth strategy, we may seek to develop strategic alliances and to make investments or acquire assets or other businesses that will relate to and complement our existing business. We are unable to predict whether or when any strategic alliance will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Our ability to finance acquisitions and strategic alliances may be constrained by our degree of leverage at the time of such acquisition. In addition, our credit facility may limit significantly our ability to make acquisitions or enter into strategic alliances and to incur indebtedness in connection with acquisitions and strategic alliances.

      We cannot assure you that any acquisition will be made or that we will be able to obtain the funds necessary to finance the costs associated with any such acquisition. We currently have no definitive agreements with respect to any material acquisition, although from time to time we may have discussions with other companies and assess opportunities on an ongoing basis. We currently are evaluating additional acquisitions as well. However, there can be no assurance that we will complete successfully any or all of the acquisitions being contemplated or what the consequences thereof would be.

      In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, we could use a substantial portion of our available cash to consummate the strategic alliances, acquisitions or investments. The financial impact of acquisitions, investments and strategic alliances could have a material adverse effect on our business, financial condition and operating results and could cause substantial fluctuations in our quarterly and yearly operating results. Furthermore, if we use our common stock as consideration for acquisitions our stockholders could experience dilution of their existing shares.

POTENTIAL ACQUISITIONS MAY BE DIFFICULT TO ASSIMILATE INTO OUR OPERATIONS, USE A SIGNIFICANT AMOUNT OF AVAILABLE CASH, RESULT IN DILUTION TO OUR STOCKHOLDERS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

      As part of our business strategy, we may seek to acquire complementary assets or businesses or develop strategic alliances. Any future acquisition or strategic alliance would be accompanied by the risks commonly encountered in such transactions. Such risks include, among others:

      o  the difficulty of assimilating the acquired operations and personnel;
      o the potential disruption of our ongoing business and diversion of resources and management time;
      o the inability of management to maximize our financial and strategic position by the successful incorporation of licensed or acquired technology and rights into our service offerings;
      o the inability of management to maintain uniform standards, controls, procedures and policies;
      o the entrance into markets in which we have little or no direct prior experience; and
      o the potential impairment of relationships with employees or clients as a result of changes in management or otherwise arising out of such transactions.

      We cannot assure you that we will be able to integrate acquired businesses or assets successfully. In addition, effecting acquisitions could require use of a significant amount of our available cash. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, and any such issuance could dilute the percentage ownership interest of our existing and future shareholders. In addition, acquisitions and investments may have negative effects on our operating results due to acquisition-related charges and amortization of acquired technology and other intangibles. Any of these acquisition-related risks or costs could harm our business, operating results and financial condition.

OUR INTELLECTUAL PROPERTY PROTECTION MAY BE INADEQUATE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS THAT COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

      Our inability to protect our proprietary rights could have a material adverse effect on our business, financial condition and operating results. The steps we have taken to protect our rights may be inadequate to protect our technology or other intellectual property. We currently have no patents or patent applications pending. We also rely on non-patented trade secrets and know-how to maintain our competitive position. We seek to protect this information by confidentiality agreements with employees, consultants and others. These agreements may be breached or terminated, leaving us with inadequate remedies. Our competitors may learn or discover our trade secrets. Our competitors may develop technologies independently that substantially are equivalent or superior to ours. Third parties, including our competitors, may assert infringement claims against us and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology we need to conduct our business. Our management personnel and key employees previously were employees of other telecommunications companies, including Pacific Bell. In many cases, these individuals are conducting activities for us in areas similar to those in which they were involved before joining us. As a result, our employees or we could be subject to allegations of violation of trade secrets and other similar claims. If such claims materialize, it could materially and adversely affect our business, financial condition and operating results, and restrict our ability to continue our operations.

WE MAY BE SUBJECT TO CLAIMS FOR VIOLATIONS OF FEDERAL AND STATE SECURITIES LAWS.

      In conjunction with the issuance and sale of securities, we may have inadvertently violated certain provisions of various federal and state securities laws. Further, we may have omitted from our quarterly or annual reports material facts. Such violations and omissions may expose us to claims by securities regulators and/or purchasers of our securities. Any such claims, if asserted, could have a material impact on our consolidated financial condition or results of operations.

    WE ARE SUBJECT TO THE FOLLOWING RISKS INHERENT IN THE TELECOMMUNICATIONS
                          AND BROADBAND DATA INDUSTRIES

OUR INABILITY TO SECURE AND MAINTAIN INTERCONNECTION AGREEMENTS ON FAVORABLE TERMS COULD HARM OUR BUSINESS.

      We must have in place agreements for the interconnection of our network with the networks of the incumbent telephone companies and the competitive local exchange carrier covering each market in which we intend to offer local service. In some cases we may be able to piggy-back on the terms of existing agreements. At other times, however, we may be required to negotiate such interconnection and co-location agreements with established carriers and telephone companies, which can take considerable time, effort and expense and are subject to federal, state and local regulation. We currently have in place interconnection agreements with Pacific Bell and GTE in our initial market in California. We cannot assure you that we will be able to negotiate or renew interconnection agreements on a timely basis and on satisfactory terms and conditions. Our failure to secure and maintain these agreements could materially and adversely affect our ability to become a single-source provider of broadband data and telecommunications services.

IF THE MARKETS FOR OUR BROADBAND DATA AND COMMUNICATIONS SERVICES FAIL TO DEVELOP OR GROW SLOWER THAN WE EXPECT, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUE OR WE MAY GENERATE REVENUE LATER THAN EXPECTED, WHICH COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

      The markets for broadband data and communications services are in the early stages of development. It is difficult to predict the rate at which these new and evolving markets will grow. We cannot assure you that our services will receive market acceptance or that prices and demand for these services will be sufficient to achieve or sustain profitable operations. If the markets for our services fail to develop or grow more slowly than anticipated, we may be unable to generate revenue or we may generate revenue later than expected, which would have a material adverse effect on our business, financial condition and operating results.

OUR INABILITY TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE FOR OUR SERVICES AT DESIRED PRICING LEVELS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

      Prices for telecommunications services have historically fallen and we expect this trend to continue. Consequently, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would harm our business, financial condition and operating results.

DSL TECHNOLOGY MAY NOT OPERATE AS EXPECTED ON INCUMBENT LOCAL CARRIER NETWORKS AND MAY INTERFERE WITH OR BE AFFECTED BY OTHER TRANSPORT TECHNOLOGIES.

      We will depend significantly on the quality of the copper telephone lines we obtain from established telephone companies and carriers that provide services in our target markets, and their maintenance of these lines to provide DSL services. We cannot assure you that we will be able to obtain the copper telephone lines and the services we require from these established telephone companies on a timely basis or at quality levels, prices, terms and conditions satisfactory to us or that such established telephone companies will maintain the lines in a satisfactory manner.

      Additionally, all transport technologies using copper telephone lines have the potential to interfere with, or to be interfered with by, other traffic on adjacent copper telephone lines. This interference could degrade the performance of our services or make us unable to provide service on selected lines. In addition, incumbent carriers may claim that the potential for interference by DSL technology permits them to restrict or delay our deployment of DSL services. The telecommunications industry and regulatory agencies are still developing procedures to resolve interference issues between competitive carriers and incumbent carriers, and these procedures may not be effective. We may be unable to negotiate successfully with incumbent carriers the procedures to resolve interference. Interference, or claims of interference, if widespread, would adversely affect our speed of deployment, reputation, brand image, service quality and client retention and satisfaction and may have a material adverse effect on our business, financial condition and results of operations.

THE LAW RELATING TO THE LIABILITY OF ONLINE SERVICES COMPANIES AND INTERNET ACCESS PROVIDERS FOR DATA AND CONTENT CARRIED ON OR DISSEMINATED THROUGH THEIR NETWORKS IS CURRENTLY UNSETTLED.

      It is possible that claims could be made against online services companies and Internet access providers under United States and/or foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on data or content disseminated through their networks, even if a user independently originated this data or content. Several private lawsuits seeking to impose liability on online services companies and Internet access providers have been filed in United States and foreign courts. While the United States has passed laws protecting Internet access providers from liability for actions by independent users in limited circumstances, this protection may not apply in any particular case at issue. In addition, some countries, such as China, regulate or restrict the transport of voice and data traffic in their jurisdiction. The risk to us, as an Internet access provider, of potential liability for data and content carried on or disseminated through our system could require us to implement measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue some of our services. Our ability to monitor, censor or otherwise restrict the types of data or content distributed through our network is limited. Failure to comply with any applicable law or regulations in particular jurisdictions could result in fines, penalties or the suspension or termination of our services in these jurisdictions. The negative attention focused on liability issues as a result of these lawsuits and legislative proposals could adversely the growth of public Internet use adversely. Our professional liability insurance may not be adequate to compensate or may not cover us at all if we incur liability for damages due to data and content carried on or disseminated through our network. Any cost not covered by insurance that are incurred as a result of this liability or alleged liability, including any damage awarded and cost of litigation, could harm our business and prospects.

DELAYS IN RECEIVING TRANSMISSION CAPACITY FROM SUPPLIERS COULD IMPAIR SERVICE LEVELS AND OUR GROWTH.

      We lease transmission capacity from suppliers (including, without limitation, incumbent telephone companies, incumbent local exchange carriers, competitive local exchange carriers, and inter-exchange carriers such as MCI WORLDCOM, Inc., Quest Communications International Inc., Star Telecom, Level 3 Communications, Inc., UUNET and Electric Lightwave), both to connect client premises to our network and for other network connections. We have from time to time experienced delays in receiving the requisite transmission capacity from suppliers. We cannot assure you that we will be able to obtain such services in the future within the time frames required by us and at a reasonable cost. Our inability to obtain transmission capacity in time and at a reasonable cost in a particular jurisdiction, or any interruption of local access services, could have an adverse effect on our business, financial condition and operating results.

DELAYS IN EQUIPMENT DELIVERY OR LOSS OF OUR EQUIPMENT SUPPLIERS COULD ADVERSELY AFFECT OUR NETWORK.

      Nortel and Cisco are the primary providers of the switches and routers used in our network. These suppliers also sell products to our competitors and may become competitors themselves. We may experience delays in receiving components from our suppliers or difficulties in obtaining their products at commercially reasonable terms. If we are required to seek alternate sources of switches and routers, we are likely to experience delays in obtaining the requisite equipment we need and may be required to pay higher prices for that equipment, increasing the cost of expanding and maintaining our network.

THE FCC AND STATE REGULATIONS MAY LIMIT THE SERVICES WE CAN OFFER AND RESTRICT THE OPERATION AND EXPANSION OF OUR BUSINESS.

      Our networks and the provision of telecommunications services are subject to significant regulation at the federal, state and local levels. The costs of complying with these regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect on our business, financial condition and operating results.

      We cannot assure you that the FCC or state commissions will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations. If we do not fully comply with the rules of the FCC or state regulatory agencies, third parties or regulators could challenge our authority to do business. Such challenges could cause us to incur substantial legal and administrative expenses.

      Our Internet operations are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, the FCC recently indicated that the regulatory status of some services offered over the Internet may have to be re-examined. New laws or regulations relating to Internet services, or existing laws found to apply to them, may have a material adverse effect on our business, financial condition or results of operations.

      The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry. We cannot assure you that these changes will not have a material adverse effect on our business, financial condition or results of operations.

UNCERTAIN FEDERAL AND STATE TAXES AND SURCHARGES ON OUR SERVICES MAY INCREASE OUR PAYMENT OBLIGATIONS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      Telecommunication service providers pay a variety of surcharges and fees on their gross revenue from interstate and intrastate services. The surcharges and fees we are required to pay may increase due to periodic revisions of the applicable surcharges by federal and state regulators. A finding that we misjudged the applicability of the surcharges and fees could increase our payment obligations and have a material adverse effect on our business, financial condition and operating results.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

      Our corporate headquarters is located in Irvine, California, and we lease office and facility space in numerous locations, primarily for sales offices and network equipment installations. At June 30, 2000, we occupied approximately 93,647 square feet of office and facility space at 14 separate locations in California, Texas and Utah. Such leases expire on various dates through February 2010. All of our facilities are leased. Our monthly rental obligation for all of our properties is approximately $202,600. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are readily available to meet the needs of any required expansion in both our existing and target markets.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      The Company has been subject to routine litigation in the ordinary course of its business. We are not currently subject to any pending litigation that we believe would either individually or in the aggregate have any material affect upon our consolidated operations or consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

      Since April 25, 2000, the Company's common stock has been quoted on the NASDAQ National Market under the symbol "IJNT." From December 9, 1997 to April 25, 2000, the Company's common stock was quoted on the NASDAQ OTC Bulletin Board. The following table presents, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the NASDAQ OTC Bulletin Board and the NASDAQ National Market system.

                                                              FOR THE THREE MONTHS ENDED
                                         -------------------------------------------------------------------
                                            JUNE 30,       SEPTEMBER 30,     DECEMBER 31,       MARCH 31,
                                              1999              1999             1999             2000
                                              ----              ----             ----             ----
High................................         $ 4.00            $ 5.69           $ 12.72          $ 20.25
Low.................................         $ 1.84            $ 2.38            $ 2.09           $ 8.63

                                         -------------------------------------------------------------------
                                            JUNE 30,       SEPTEMBER 30,     DECEMBER 31,       MARCH 31,
                                              1998              1998             1998             1999
                                              ----              ----             ----             ----
High................................         $ 7.00           $ 12.25            $ 5.63           $ 3.63
Low.................................         $ 3.25            $ 3.25            $ 1.97           $ 2.00

      As of June 30, 2000, there were an estimated 569 shareholders of record of the Company's common stock.

DIVIDEND POLICY

      We do not expect to pay any cash dividends on our Common Stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

      During the fourth quarter of the year ended March 31, 2000, the Company issued the following securities without registration under the Securities Act, in addition to those previously disclosed in the Quarterly Reports.

      On March 30, 2000, the Board of Directors of the Company granted 2.8 million options pursuant to the Management and Equity Plans to purchase shares of common stock to an aggregate of 169 employees and consultants. Of the options granted, 60% generally vest over a 4 year period, with options granted to certain members of senior management vesting over 2 and 3 year periods. The remaining 40% vested immediately. The 60% of the options were granted at prices ranging from $10.81 to $12.75 per share, which equaled or exceeded the market price of the Company's common stock at the date of grant. The remaining 40% of the options were granted at prices ranging from $3.00 to $12.75 per share, with
0.9 million options at exercise prices that were substantially below the market price of the Company's common stock at the date of grant. The Company recorded compensation and consulting expense relating to such options in the fourth quarter of fiscal 2000 totaling $7.6 million.

      Such grants are subject to stockholder approval of the Plans at the Annual Meeting of Stockholders, scheduled for July 25, 2000. The Company intends to file a registration statement on Form S-8 upon approval of the Plans by the stockholders.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

      The selected financial data presented below for the years ended March 31, 2000, 1999 and 1998 have been derived from the consolidated financial statements of the Company, which are included elsewhere in this Form 10-K. The consolidated financial statements as of and for the year ended March 31, 2000 were audited by BDO Siedman, LLP, independent certified public accountants. The consolidated financial statements as of March 31, 1999 and for each of the years in the two year period then ended, were audited by Smith & Company, independent certified public accountants. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-K.

                                            IJNT.net, Inc.
                            Condensed Consolidated Statements of Operations
                           For the Years Ended March 31, 2000, 1999 and 1998
                      (Amounts in thousands, except share and per share amounts)

                                                              MARCH 31,   MARCH 31, 1999     MARCH 31,
                                                                2000       (AS RESTATED)       1998
                                                           -------------   -------------   -------------
Revenues...............................................    $      2,617    $      1,552    $        147
                                                           -------------   -------------   -------------
Operating expenses:....................................
    Network expenses...................................           3,347             543              66
    Payroll and related expenses.......................          14,318           2,421             774
    Selling, general and administrative expenses.......          12,107           5,549           1,622
    Depreciation and amortization......................           3,045           1,219              83
                                                           -------------   -------------   -------------
        Total operating expenses.......................          32,817           9,732           2,545
                                                           -------------   -------------   -------------
Operating loss.........................................         (30,200)         (8,180)         (2,398)

Interest income........................................             183              65              13
Interest expense, including amortization of deferred
   financing costs.....................................          (2,368)           (147)            (10)
                                                           -------------   -------------   -------------
Net loss...............................................         (32,385)         (8,262)         (2,395)

Preferred stock beneficial conversion feature,
   related warrants and dividends......................          (1,027)           (364)              -
                                                           -------------   -------------   -------------
Net loss applicable to common shareholders.............    $    (33,412)   $     (8,626)   $     (2,395)
                                                           =============   =============   =============
Net loss per share, basic and diluted..................    $      (1.84)   $      (0.58)   $      (0.21)
                                                           =============   =============   =============
Weighted-average number of shares, basic and diluted..       18,199,114      14,890,130      11,528,021
                                                           =============   =============   =============

Other Data:
EBITDA    .............................................    $    (25,928)   $     (6,138)   $     (1,963)
Capital Expenditures...................................    $     16,218    $        965    $          -
Consolidated Cash Flow Data:
   Used in operating activities........................    $    (12,158)   $     (4,962)   $     (1,679)
   Used in investing activities........................    $    (12,244)   $     (1,315)   $        (18)
   Provided by financing activities....................    $     24,675    $      7,117    $      1,760

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
--------------------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2000

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

      Total revenues increased 69% or $1.0 million to $2.6 million for the year ended March 31, 2000 compared to revenues of $1.6 million for the year ended March 31, 1999. Revenue contributed by wireless and dial up services was 61% of the total revenue for the year ended March 31, 2000 compared to 75% of total revenue for the previous year. The decrease in wireless and dial up as a percentage of total revenue is due to a greater increase in the revenue generated by the web development subsidiary, Man Rabbit House Multimedia, Inc. ("MRHM") than by the wireless operations. See additional information relating to acquisitions in the consolidated financial statements included elsewhere herein. Revenue contributed by MRHM was 39% of the total revenue for the year ended March 31, 2000 compared to 25% for the previous year. The revenue generated by MRHM increased to $1.0 million in the current fiscal year from $0.4 million in the previous fiscal year. MRHM operations were included in the Company's results for only eight months in the previous fiscal year (year of acquisition) as compared to twelve months in the current fiscal year. In addition, the business has grown during the current year with more clients served. The revenue generated by the wireless and dial up business lines increased $0.4 million to $1.6 million for the year ended March 31, 2000 from $1.2 million for the year ended March 31, 1999. The increase was primarily generated in the Houston facility due to significant growth in the customer base.

      Subsequent to March 31, 2000, the Company's Board of Directors has directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $0.6 million and $0.3 million, respectively, as of March 31, 2000, and a net loss from operations approximating $1.7 million for the year ended March 31, 2000. MRHM provides a variety of web design and web hosting services. Management of the Company expects to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. Management of the Company has not identified MRHM as a separate business line which requires discontinued operations accounting. MRHM has two office leases, which require minimum lease payments aggregating $1.6 million over the next five years. Management of the Company has obtained an independent valuation of MRHM from a nationally recognized valuation firm totaling $0.9 million. Such valuation does not take into consideration one of the office leases, which requires minimum lease payments aggregating $1.2 million over the next five years. To date, management of the Company has not identified any impairment with respect to its anticipated disposition of MHRM.

      The Company incurred network expenses totaling $3.3 million for the year ended March 31, 2000 compared to $0.5 million for the year ended March 31, 1999, an increase of 516% or $2.8 million. UBN generated $2.0 million of this increase, comprised of significant network development costs incurred to install circuit lines and establish co-location sites to deploy the Los Angeles market-area network in preparation for offering high speed data and voice communication services. It is anticipated that total network expenses will continue to increase for the foreseeable future, although the Company plans to generate additional revenue to offset, or partially offset, such costs.

      The Company incurred payroll and related expenses of $14.3 million for the year ended March 31, 2000 compared to $2.4 million for the year ended March 31, 1999, an increase of 491% or $11.9 million. This is primarily due to the issuance of stock options (see discussion below) and to an increase in headcount from 90 employees at March 31, 1999 to 182 employees at March 31, 2000. The most significant headcount increase was experienced in the UBN subsidiary as the Company added staff to support its network deployment and business expansion objectives. In addition, during the year ended March 31, 2000, a total of 137,677 shares of the Company's common stock have been issued to various employees as incentive grants or due to terms of employment agreements. The total fair value of the stock of $0.9 million has been charged to operations as compensation expense.

      On March 30, 2000, the Company granted 2,803,000 options pursuant to the Management and Equity Plans to purchase shares of common stock to various officers and employees. Of the options granted, 60% generally vest over a 4 year period, with options granted to certain members of senior management vesting over 2 and 3 year periods. The remaining 40% vested immediately. The 60% of the options were granted at prices ranging from $10.81 to $12.75 per share, which equaled or exceeded the market price of the Company's common stock at the date of grant. The remaining 40% of the options were granted at prices ranging from $3.00 to $12.75 per share, with 906,000 options at exercise prices that were substantially below the market price of the Company's common stock at the date of grant. The Company recorded compensation expense relating to such options in the fourth quarter of fiscal 2000 totaling $7.2 million.

      The Company incurred total selling, general and administrative expenses ("SG&A") of $12.1 million for the year ended March 31, 2000, compared with $5.5 million for the year ended March 31, 1999, an increase of $6.6 million or 118%. Increases were noted primarily in consulting and professional fees ($2.6 million), recruiting ($0.3 million), advertising ($0.3 million), travel and entertainment ($0.4 million), telephone and computer expenses ($0.8 million), rent ($1.0 million) and accrued settlement costs ($0.8 million). Consulting and professional fees increased in part due to the issuance by the Company of 295,536 shares of the Company's common stock in exchange for financial, legal, marketing and technological professional services. The cost of the services provided of $1.3 million has been charged to operations. Additionally, the Company issued a total of 5,000 shares of its common stock to certain members of the Board of Directors as consideration for accepting the appointment of director. The total fair value of the stock of $0.1 million has been charged to operations as SG&A expense. Other increases in professional fees were experienced in legal, accounting and other services which were paid with cash or options. Travel and entertainment increased commensurate with the increase in headcount as well as the opening of new facilities. Telephone and computer expenses increased due to headcount as well as the increase in the number of sites from which the Company operates. The increase in rent is directly attributable to the increase in sites, particularly in downtown Los Angeles, which is the primary location for the UBN subsidiary and the Nortel DMS 500 switch.

      On March 30, 2000, the Company granted 37,500 options pursuant to the Management and Equity Plans to purchase shares of common stock to a consultant. Of the options granted, 60% vest over a four year period. The remaining 40% vested immediately. The options were granted at a price of $12.75 per share, which exceeded the market price of the Company's common stock at the date of grant. Management of the Company valued the options granted to this non-employee at fair value using the Black-Scholes Option Pricing Model and recorded consulting expense relating to such options in the fourth quarter of fiscal 2000 totaling $0.3 million.

      The Company incurred depreciation and amortization expense of $3.0 million for the year ended March 31, 2000 compared to $1.2 million for the previous year, an increase of $1.8 million or 150%. The increase is due in part to the large amounts of fixed assets placed into service during fiscal 2000, particularly for computer equipment and network equipment. Although the network in Los Angeles is not generating revenue yet, it is functional for testing, so the Company began depreciation during the quarter ended December 31, 1999. In addition, the Company recognized $1.0 million in depreciation expense related to a change in useful life from five years to three years for computers and other equipment.

      The Company incurred interest expense of $2.4 million in the year ended March 31, 2000 on various notes outstanding during the year. Interest expense was incurred primarily in relation to the credit agreement entered into with Nortel Networks, Inc. ("Nortel") in July 1999. This credit facility is discussed in greater detail in "Liquidity and Capital Resources" below. Of the $2.3 million in Nortel interest, $1.4 million represented the amortization of deferred financing costs, while $0.9 million related to actual interest expense.

      The Company incurred a net loss of $32.4 million for the year ended March 31, 2000, compared to a net loss of $8.3 million for the year ended March 31, 1999 due to the factors described above. The Company does not anticipate generating net income in the near future.

      The Company has net Federal and state operating loss carryforwards equal to approximately $31.0 million and $14.0 million, respectively. The Company has not recognized any of these tax benefits as an asset due to the uncertainty of future income. The Company may be substantially restricted in its ability to utilize these net operating losses due to changes in ownership of the Company.

      To date, the Company has declared no dividends with respect to its common stock. The Company does not intend to declare dividends for the foreseeable future. Furthermore, pursuant to state law, the Company may be restricted from paying dividends to its shareholders for the foreseeable future as a result of its accumulated deficit as of March 31, 2000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1999

      Total revenues increased 956% or $1.5 million to $1.6 million for the year ended March 31, 1999 compared to revenues of $0.1 million for the year ended March 31, 1998. Revenue contributed by wireless and dial up services was 75% of the total revenue for the year ended March 31, 1999 compared to 100% of total revenue for the previous year. The decrease in wireless and dial up as a percentage of total revenue is due to revenue generated by the web development subsidiary, MRHM. See additional information relating to acquisitions in the consolidated financial statements included elsewhere herein. Revenue contributed by MRHM was 25% of consolidated revenues for the year ended March 31, 1999.

      The Company incurred network expenses totaling $0.5 million for the year ended March 31, 1999 compared to $0.1 million for the year ended March 31, 1998, an increase of 723% or $0.4 million. This increase is due to the overall increase in the wireless and dial up services revenue for the same period.

      The Company incurred payroll and related expenses of $2.4 million for the year ended March 31, 1999 compared to $0.8 million for the year ended March 31, 1998, an increase of 213% or $1.6 million. The increase is primarily due to growth in headcount in all areas of the Company to support its growth objectives. In addition, a total of 20,200 shares of the Company's common stock have been issued to various employees as incentive grants or due to terms of employment agreements. The total fair value of the stock issued of $0.1 million has been charged to operations as compensation expense.

      The Company incurred total SG&A of $5.5 million for the year ended March 31, 1999, compared with $1.6 million for the year ended March 31, 1998, an increase of $3.9 million or 242%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's nine offices throughout the United States. Also, during the year ended March 31, 1999, the Company issued 433,673 shares of the Company's common stock in exchange for financial, legal, marketing and technological professional services. The cost of the services provided of $1.6 million has been charged to operations.

      The Company issued 546,621 shares of its common stock to acquire subsidiaries (treated as purchase transactions) during the years ended March 31, 1999 and 1998. All of the acquisitions have been accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The purchase consideration paid, in the aggregate for all transactions, exceeded the fair values of the net assets acquired by $1.2 million. The Company determined that such goodwill was impaired, and accordingly, expensed $0.8 million and $0.4 million during the years ended March 31, 1999 and 1998, respectively, to SG&A costs. See additional information relating to acquisitions in the consolidated financial statements included elsewhere herein.

      The Company incurred depreciation and amortization expense of $1.2 million for the year ended March 31, 1999 compared to $0.1 million for the previous year, an increase of $1.1 million or 1,369%. The increase is due to the large amounts of fixed assets placed into service during fiscal 1999, particularly for computer equipment In addition, the Company recognized $0.3 million in depreciation expense related to a change in useful life from 5 years to 3 years for computers and other equipment. Also, the Company recognized impairment of frequency licenses totaling $0.7 million, see Note 1 of the consolidated financial statements included elsewhere herein.

      The Company incurred interest expense of $0.1 million in the year ended March 31, 1999 on various notes outstanding during the year.

      The Company incurred a net loss of $8.3 million for the year ended March 31, 1999, compared to a net loss of $2.4 million for the year ended March 31, 1998. The Company does not anticipate generating net income in the near future.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

      Cash used in operating activities was $12.2 million for the year ended March 31, 2000 compared to $5.0 million for the year ended March 31, 1999. Cash was impacted primarily by the Company's operating loss for the year ended March 31, 2000, partially offset through the payment of certain expenses with stock ($2.3 million) and options ($7.6 million), depreciation and amortization ($4.4 million) and delaying the payment of certain accounts payable.

      The Company's operations have required substantial capital investment for the procurement, design and construction of the voice and data network infrastructure, the purchase of telecommunications equipment, and the design and development of the operational support system. Capital expenditures were approximately $16.2 million (including amounts financed through capital leases and accounts payable) for the year ended March 31, 2000 and $1.0 million for the year ended March 31, 1999. The Company expects that the capital expenditures and working capital requirements will be substantially higher in future periods in connection with the purchase of infrastructure equipment, the development and expansion of our network, and the development of new markets.

       Cash invested in licenses and other assets during the years ended March 31, 2000 and 1999 was $1.0 million and $0.2 million, respectively. The expenditures during fiscal 2000 relate to the purchase of an Indefeasible Right of Use license (see Notes 1 and 3 to the consolidated financial statements included elsewhere herein). There was minimal cash used in investing activities for the year ended March 31, 1998.

      Cash was provided primarily by the sale of common and preferred stock of the Company (see discussion below). Warrants to purchase 512,821 shares of the Company's common stock were exercised during the year ended March 31, 1999, providing $1.0 million in cash. In addition, for the year ending March 31, 1999, the collection of stock subscriptions receivable, which were outstanding at the end of the previous fiscal year, provided $0.8 million in cash. See further discussion below of stock transactions and financing proceeds for the years ended March 31, 2000 and 1999.

GOING CONCERN

      The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended March 31, 2000, the Company experienced a net loss of $32.4 million and had negative cash flows from operations of $12.2 million. In addition, the Company had substantial working capital and shareholders deficits at March 31, 2000. Lastly, the Company has significant present and future working capital demands, which will require substantial equity and debt financing which have not yet been secured. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

      In an effort to reverse the negative financial conditions noted above, management of the Company intends to secure a series of debt and equity financings during 2000 expected to exceed $200 million. Additionally, the Company intends to expand its operations through the establishment of switch-based telecommunications facilities in pre-designated markets, and develop its management and sales teams, and its corporate infrastructure. Management of the Company believes these events will provide the working capital required to purchase necessary equipment, establish the requisite infrastructure and fund operations until such time as the Company becomes profitable.

      There can be no assurances that the Company will be able to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

SATELLITE OFFICES

      The Company has wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. The Board of Directors has instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The net book value of the fixed assets of the satellite offices approximated $1.2 million at March 31, 2000. The satellite offices have various office leases, which require minimum lease payments aggregating $1.5 million over the next five years. Management has not completed its assessment of the satellite offices, which is required in order to make a recommendation as to whether the satellite offices should be retained and restructured, or sold. As a result, management has not made a determination as to whether the assets of the satellite offices have been impaired. There is an uncertainty as to the actual amount the Company will ultimately receive in its realization of the assets of the satellite offices, if they are sold. As a result, such assets may ultimately be determined to be impaired. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

      In July 1999, UBN, a subsidiary of the Company, entered into a credit agreement (the "Agreement") with Nortel which provides for a line-of-credit of up to $7.0 million ("Tranche A") as well as a term loan of up to $37.0 million ("Tranche B"). However, the maximum combined borrowing under the Agreement cannot exceed $37.0 million. Furthermore, the Company is not able to borrow under Tranche B until a $30.0 million equity infusion to UBN has been completed. If such infusion is not completed by October 30, 2000, the Tranche B commitment will terminate. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to IJNT or its other subsidiaries (see parent only financial statements at Note 11 to the consolidated financial statements included elsewhere herein).

      Borrowings under Tranche A can be used for working capital and general corporate purposes, bear interest at 13% and mature on July 30, 2000. As of March 31, 2000, $7.6 million (including interest) was outstanding under Tranche A and no additional borrowings were available.

      Borrowings under Tranche B can only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (9% at March 31, 2000) plus 3.75%. Tranche B is payable in twelve equal quarterly payments beginning in October 2000. As of March 31, 2000, no borrowings were outstanding under Tranche B as the Company had not completed the required equity infusion. However, as of March 31, 2000, the Company owes Nortel $6.6 million for purchases of equipment and services. Additionally, as of March 31, 2000, Nortel had delivered approximately $3.7 million of transmission equipment that was not completely installed until subsequent to March 31, 2000. The Company has not recorded this liability or the related fixed assets (see Note 2 to the consolidated financial statements included elsewhere herein) as of March 31, 2000 as the Company believes that its obligation should not be recognized until such time as the equipment is completely installed. Had the Company recorded the $3.7 million in transmission equipment as of March 31, 2000, the unfinanced Nortel purchases would have totaled $10.3 million at March 31, 2000. If the Company is able to complete the required equity infusion, these borrowings will be classified as Tranche B borrowings. If the required equity infusion is not completed, the Company will be required to pay for these purchases pursuant to normal vendor terms.

      In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock. The fair value of the warrants of approximately $1.9 million, as well as certain other costs related to the Agreement, were capitalized as deferred financing costs and are being amortized over the life of the Tranche A loan. See Notes 3 and 7 to the consolidated financial statements included elsewhere herein.

      The Agreement has certain restrictive financial covenants. Such covenants include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and other restrictions with respect to financial ratios. At March 31, 2000, the Company was substantially not in compliance with all such covenants, but has subsequently entered into an amendment to the Agreement which revised all such covenants effective March 31, 2000 and for all future periods.

      Furthermore, the Agreement has restrictions related to specific activities, including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. At March 31, 2000, the Company was in not in compliance with several of such covenants, but has subsequently entered into an amendment to the Agreement which revised all such covenants effective March 31, 2000 and for all future periods.

STOCK ISSUED FOR ASSETS AND INTANGIBLES

      During the year ended March 31, 1999 the Board of Directors authorized the issuance of 507,719 shares of common stock to various individuals to purchase assets and intangibles. The shares were valued at market prices ranging from $2.13 to $3.31 as of the day of Board approval. The Company recorded frequency licenses and other assets in the amount of $1.4 million. Certain of these shares were issued to related parties. See Notes 3, 7 and 9 of the consolidated financial statements included elsewhere herein.

PRIVATE PLACEMENTS, FISCAL 1999 AND 1998

      During the years ended March 31, 1999 and 1998, the Company sold shares of common stock through various private placements in Germany which are exempt from registration pursuant to Regulation S of the Securities Act. The Company also sold shares of common stock through a domestic private placement. The Company issued an aggregate of 1.4 million and 1.3 million shares for net consideration of $3.2 million (net of commissions of $3.1 million) and $2.5 million during the years ended March 31, 1999 and 1998, respectively. The net proceeds received by the Company for each share sold were at a significant discount from the prevailing market price of the Company's common stock.

PRIVATE PLACEMENTS, FISCAL 2000

      In May 1999, the Company sold shares of common stock through a private placement in Germany which are exempt from registration pursuant to Regulation S of the Securities Act.. The Company issued 600,000 shares for net consideration of $0.8 million (net of commissions of $0.5 million). The net proceeds received by the Company for each share sold were at a significant discount from the prevailing market price of the Company's common stock.

      In December 1999, the Company sold shares of common stock through a domestic private placement. The Company issued 2.2 million shares for net consideration of $9.0 million (net of commissions of $0). The common stock subscription and purchase agreement requires the Company to issue additional shares if the average bid price per share is less than $4.00 per share for any 15 consecutive trading days during the four month period commencing on December 31, 2000. The common stock subscription and purchase agreement requires the Company to file a registration statement with the SEC for the shares sold in the offering, with such registration statement to be effective no later than December 31, 2000. The common stock subscription and purchase agreement also contains certain restrictive financial covenants, which include, among other things, a restriction on the number of shares of stock the Company may sell during the two year period ended December 31, 2001.

      In connection with the private placement, the Company granted the investors warrants to purchase 560,938 shares of common stock at a price of $9.88 per share (see discussion below).

CONVERTIBLE PREFERRED STOCK, FISCAL 1999

      In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Preferred Stock") for a gross price of $2.0 million, net of commissions of $0.2 million. The Preferred Stock carries an 8% coupon, payable upon conversion to common stock, and a liquidation preference of $1,000 per share of Preferred Stock. The Preferred Stock agreement requires the Company to register the underlying common stock with the SEC within certain time parameters, as defined. The Company was in default with said requirement at March 31, 2000 (See further discussion at Note 8 to the consolidated financial statements included elsewhere herein).

      The convertible feature of the Preferred Stock provides for a rate of conversion that is below market value. Under terms of the Agreement, the Investors have the right to convert the Preferred Stock into common stock at a 20% discount from the average closing price of the Company's common stock for the five business days immediately preceding a request for conversion. Such feature is normally characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the Preferred Stock to be $0.4 million.

      In conjunction with the sale of the Preferred Stock, the Company granted the placement agent warrants to purchase 75,000 shares of common stock at a price of $2.50 per share (see discussion below). In the calculation of basic and diluted net loss per share, the value of the beneficial conversion feature and the value of the placement agent warrants have increased the net loss applicable to common shareholders.

      No shares had been converted as of March 31, 1999. All of the shares were converted into 0.9 million shares of common stock during the year ended March 31, 2000. Dividends totaling $0.1 million were incurred by the Company with respect to the Preferred Stock during the year ended March 31, 2000. All of such dividends were settled through the issuance of 35,588 shares of common stock when the shares of Preferred Stock were converted into common shares.

CONVERTIBLE PREFERRED STOCK, FISCAL 2000

      In May 1999, the Company entered into an agreement with the same Investors whereby the Investors purchased an additional 2,000 shares of Preferred Stock for a gross price of $2.0 million, net of commissions of $0.2 million. The Company has determined the value of the beneficial conversion feature of the Preferred Stock to be $0.4 million. The Preferred Stock agreement requires the Company to register the underlying common stock with the SEC within certain time parameters, as defined. The Company was in default with said requirement at March 31, 2000 (see further discussion at Note 8 to the consolidated financial statements included elsewhere herein).

      In conjunction with the sale of the Preferred Stock, the Company gave the Investors warrants to purchase 50,000 shares of common stock at a price of $3.24 per share (see discussion below). In the calculation of basic and diluted net loss per share, the value of the beneficial conversion feature and the value of the placement agent warrant have increased the net loss applicable to common shareholders.

      No shares had been converted as of March 31, 2000. All of the shares were converted into 364,299 shares of common stock subsequent to March 31, 2000 (See
Note 10 to the consolidated financial statements included elsewhere herein). Dividends totaling $0.1 million were incurred by the Company with respect to the Preferred Stock during the year ended March 31, 2000, which have been accrued and reflected in accounts payable and accrued liabilities at March 31, 2000. All such dividends were settled subsequent to March 31, 2000 through the issuance of 25,165 shares of common stock when the shares of Preferred Stock were converted into common shares.

WARRANTS TO PURCHASE COMMON STOCK

      At March 31, 1999, there were no warrants outstanding to purchase shares of the Company's common stock.

      During the year ended March 31, 2000, in conjunction with the sale of the Preferred Stock, the Company gave the placement agent warrants to purchase 75,000 shares of common stock at a price of $2.50 per share. Such warrants expire five years from the date of grant. The warrants retain "Piggy-Back" Registration Rights. The Company valued the warrants at $0.2 million using the Black-Scholes Option Pricing Model.

      During the year ended March 31, 2000, in conjunction with the sale of the Preferred Stock, the Company gave the Investors warrants to purchase 50,000 shares of common stock at a price of $3.24 per share. Such warrants expire five years from the date of grant. The warrants have an adjustment provision, as defined, should the Company sell shares of common stock at a price below $3.24 per share. The Company valued the warrants at $0.1 million using the Black-Scholes Option Pricing Model.

      During the year ended March 31, 2000, in connection with its equipment financing and line-of-credit arrangement (See additional discussion above), the Company issued warrants to purchase 492,094 shares of common stock at a price of $4.97 per share. Such warrants expire five years from the date of grant. The Company valued the warrants at $1.9 million using the Black-Scholes Option Pricing Model. The holders of the warrants have both demand and "piggy-back" registration rights.

      During the year ended March 31, 2000, in conjunction with the sale of common stock, the Company gave the investors warrants to purchase 560,938 shares of common stock at a price of $9.88 per share. Such warrants expire five years from the date of grant. The Company valued the warrants at $4.6 million using the Black-Scholes Option Pricing Model.

      During the year ended March 31, 2000, the Company issued a warrant to purchase 100,000 shares of common stock at a price of $1.95 per share. Such warrant expires two years from the date of grant. The Company was obligated to provide the warrant in 1997 as a result of assistance provided by the recipient with certain capital raising activities. The Company valued the warrant at $0.1 million using the Black-Scholes Option Pricing Model.

WORKING CAPITAL DEMANDS

      The Company believes that current cash and cash equivalents and short-term investments are not sufficient to meet anticipated cash needs for working capital and capital expenditures.

       The Company expects to experience substantial negative cash flows from operating activities and negative cash flows before financing activities for at least the next several years due to continued development, commercial deployment and expansion of the network. Future cash requirements for developing, deploying and enhancing our network and operating our business, as well as the Company's revenues, will depend on a number of factors including:

      o The number of regions entered, the timing of entry and services offered;
      o  The speed of the network development schedules and associated costs;
      o The rate at which customers and end-users purchase the Company's services and the pricing of such services;
      o The level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;
      o  The rate at which the Company invests in engineering; and
      o  Unanticipated opportunities.

       The Company will be required to raise additional capital, the timing and amount of which cannot be predicted. The Company expects to raise additional capital through debt or equity financings, depending on market conditions, to finance the continued development, commercial deployment and expansion of the network and for funding operating losses or to take advantage of unanticipated opportunities. If the Company is unable to obtain required additional capital or is required to obtain it on terms less satisfactory than it desires, the Company may be required to delay the expansion of its business or take or forego actions, any or all of which could harm the business. If the Company fails to raise sufficient funds, the Company may need to modify, delay or abandon some of the planned future expansion or expenditures, which could have a material adverse effect on the business, prospects, financial condition and results of operations.

COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS

      As disclosed elsewhere herein, the Company is subject to various requirements to register common stock and the common stock underlying convertible preferred stock and various warrants. The Company is subject to various penalties for failure to register such securities, the amount of which could be material to the Company's consolidated financial condition, results of operations and cash flows. See Note 8 to the consolidated financial statements included elsewhere herein regarding the Company's violation of certain registration requirements.

INFLATION

      The Company's Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates after its systems are launched, if necessary, to keep pace with inflationary increases in costs.

SUBSEQUENT EVENTS

PREFERRED STOCK CONVERSIONS

      Subsequent to March 31, 2000, all of the issued and outstanding shares of Preferred Stock were converted into 364,299 shares of common stock. Dividends totaling $0.1 million, which were accrued at March 31, 2000, and dividends totaling $8,000 for the period from April 1, 2000 through the date of conversion, were settled subsequent to March 31, 2000 through the issuance of 26,634 shares of common stock.

BRIDGE LOANS

      On April 17, 2000, the Company entered into a Note and Warrant Purchase Agreement to borrow $5.0 million. The agreement provides for interest at 6% per annum, with any unconverted principal and accrued interest due October 17, 2001. The interest is payable by the Company in cash or common stock, at the election of the Company, upon conversion of principal or October 17, 2001, whichever is earlier. The agreement provides for the conversion of the principal balance of the convertible note into shares of common stock, at the election of the holder, at a price of $6.06 per share. The conversion price equaled the closing price of the Company's common stock on April 17, 2000. The agreement provides for an adjustment of the conversion price to the closing price of the Company's common stock on April 17, 2001, if the Company's common stock is lower than $6.06 on such date. However, the conversion price cannot be adjusted to lower than $3.94 per share. The agreement requires the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by October 17, 2000. The agreement provides for a 2% per month cash penalty if such registration is not effective on said date.

      In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $1.7 million using the Black-Scholes Option Pricing Model.

      On May 23, 2000, the Company entered into a Note and Warrant Purchase Agreement to borrow $0.3 million. The agreement provides for interest at 6% per annum, with any unconverted principal and accrued interest due November 23, 2001. The interest is payable by the Company in cash or common stock, at the election of the Company, upon conversion of principal or November 23, 2001, whichever is earlier. The agreement provides for the conversion of the principal balance of the convertible note into shares of common stock, at the election of the holder, at a price of $3.91 per share. The conversion price equaled the closing price of the Company's common stock on May 23, 2000. The agreement provides for an adjustment of the conversion price to the closing price of the Company's common stock on May 23, 2001, if the Company's common stock is lower than $3.91 on such date. However, the conversion price cannot be adjusted to lower than $2.54 per share. The agreement requires the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by November 23, 2000. The agreement provides for a 2% per month cash penalty if such registration is not effective on said date.

      In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $84,000 using the Black-Scholes Option Pricing Model.

      On June 5, 2000 and July 6, 2000, the Company entered into two Note and Warrant Purchase Agreements to borrow $1.0 million and $0.5 million, respectively. The agreements provide for interest at 6% per annum, with principal and accrued interest due in August and September 2000, respectively. The agreements provide for default interest at a rate of 24% per annum. The agreements require the Company to obtain effective registration of the shares underlying the warrants issued in connection with the notes (see discussion below) by November and December 2000. The agreements provide for a 2% per month cash penalty if such registration is not effective on said date. The agreements have been personally guaranteed by the Chairman of the Board of Directors of the Company.

      In conjunction with the agreements, the Company issued warrants to the holder of the notes to purchase 200,000 shares and 100,000 shares of common stock at a price of $2.875 and $3.25 per share, respectively. The warrants expire three years from the date of grant. The Company valued the warrants at $934 and $293, respectively, using the Black-Scholes Option Pricing Model.

      On July 7, 2000, the Company entered into a Secured Convertible Promissory Note Agreement with the same Investors who purchased the Preferred Stock (see
Note 7 of the consolidated financial statements included elsewhere herein). The agreement provides for a total borrowing of $1.3 million, which represents $0.5 million in cash borrowings and a settlement, in the amount of $0.8 million, relating to the Preferred Stock "failure to the register" penalties as discussed in Notes 7 and 8 to the consolidated financial statements included elsewhere herein. The $0.8 million has been accrued in accounts payable and accrued liabilities in the accompanying consolidated financial statements as of March 31, 2000. The entire $1.3 million is convertible into shares of the Company's common stock at a price equal to 75% of the average of the five closing bid prices of the Company's common stock prior to the date of conversion. The agreement requires the registration of the underlying shares of common stock. The agreement provides for interest at 8% per annum, with 133% of the principal and accrued interest due October 2000. The obligation is secured by shares of stock of the Company's Chairman.

SHARES ISSUED FOR SERVICES

      Subsequent to March 31, 2000, the Company issued 18,679 shares for services valued at $0.1 million.

      Subsequent to March 31, 2000, the Company issued 104,165 shares to the non-employee members of its Board of Directors for services valued at $0.3 million.

      On March 31, 2000, the Company executed a severance and purchase agreement with an employee. The agreement provided for the issuance of 75,000 shares of common stock valued at $0.6 million for the purchase of such employee's 5% ownership interest in UBN. The Company was owed $0.2 million by the employee, which was offset against the amount ultimately paid. Net shares totaling 45,040 were issued to the employee subsequent to March 31, 2000. The $0.6 million was recorded by the Company as goodwill, which was subsequently determined to be impaired as a result of the operating losses of UBN.

WARRANTS GRANTED TO PURCHASE COMMON STOCK

      Subsequent to March 31, 2000, in conjunction with the issuance of various debt obligations, the Company issued warrants to purchase 744,541 shares of common stock (see discussion above).

      In connection with execution of a financial advisory services agreement on May 22, 2000 with an investment banking firm, the Company granted warrants to purchase 250,000 share of common stock at a price of $6.06 per share. The warrants expire five years from the date of grant. The Company valued the warrants at $0.8 million using the Black-Scholes Option Pricing Model. The warrant agreement requires the Company to obtain effective registration of the shares underlying the warrants by November 22, 2000.

      The Company is involved in a dispute with a third party consultant concerning consideration the Company was allegedly expected to pay with respect to various financial advisory services. The Company has reached a tentative settlement with the consultant whereby it has agreed to issue a warrant to purchase 75,000 shares of the Company's common stock with an exercise price of $5.00.

OPTIONS GRANTED TO PURCHASE COMMON STOCK

      Subsequent to March 31, 2000, the Company granted various employees options to purchase 1.9 million shares of stock (see discussion below) at prices ranging from $2.875 to $5.28 per share. The exercise prices equaled the closing price of the Company's common stock at the date of grant.

      Subsequent to March 31, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.031 per share. The exercise price equaled the closing price of the Company's common stock at the date of grant.

EMPLOYMENT AGREEMENTS

      The Company executed an employment agreement subsequent to March 31, 2000 with its new Chief Executive Officer. The agreement is for a term of two years, and provides for an annual salary of $350,000, an annual discretionary bonus of up to $400,000, a signing bonus of $1.0 million, and options to purchase 1.0 million shares of common stock at an exercise price of $5.28 per share (see discussion above), of which 100,000 vested immediately and 150,000 vest every six month period. The exercise price equaled the closing price of the Company's common stock at the date of grant. The agreement provides for severance, as defined, for termination without cause.

      The Company executed various other employment agreements subsequent to March 31, 2000. Substantially all of the agreements provide for employment on an "at-will" basis. One of the agreements provides for severance, as defined, for termination without cause.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

      The Company's exposure to market risk for interest rates relates to debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

      The information required by Item 8 of this Report is set forth in Item 14(a) under the caption "Financial Statements" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
-----------------------------------------

      Information as to the Board of Directors and Executive Officers of the Company required by this item is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Proposal Number 1--Election of Directors." Information as to the Company's reporting persons' compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's stockholders prior to the Company's Annual Meeting of Stockholders, which is scheduled to be held on July 25, 2000.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

      Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation," filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's stockholders prior to the Company's Annual Meeting of Stockholders, which is scheduled to be held on July 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

      Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management," filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's stockholders prior to the Company's Annual Meeting of Stockholders, which is scheduled to be held on July 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Transactions with Officers, Directors and Employees," filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's stockholders prior to the Company's Annual Meeting of Stockholders, which is scheduled to be held on July 25, 2000.

      See also Note 9 to the consolidated financial statements included elsewhere herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

      (a) Financial Statements. The following financial statements of the Company are included herein.

                                                                     Page Number
                                                                     -----------
         (1)  Consolidated Financial Statements.

              Report of Independent Public Accountants, BDO Seidman, LLP     F-2

              Report of Independent Accountants, Smith & Company             F-3

              Consolidated Balance Sheets as of March 31, 2000 and 1999      F-4

              Consolidated Statements of Operations for the three years
                ended March 31, 2000, 1999 and 1998                          F-5

              Consolidated Statements of Shareholders' Equity (Deficit) for
                the three years ended March 31, 2000, 1999 and 1998          F-6

              Consolidated Statements of Cash Flows for three years ended
                March 31, 2000, 1999 and 1998                                F-8

              Notes to Consolidated Financial Statements                    F-10

         (2) The following Exhibits are filed as part of this Report.

NUMBER
EXHIBIT  DESCRIPTION
-------  -----------

2.1 Agreement and Plan of Reorganization dated July 31, 1997 between the Registrant and Interjet (a)
2.2 Agreement and Plan of Reorganization between the Registrant and Access Communications, Inc. dated December 31, 1997 (a)
3.1      Certificate of Incorporation, as amended (b)
3.2      Bylaws of the Company, as amended (b)
3.3      Certificate of Designation for Series A Convertible Preferred Stock (c)
4.1      Specimen Common Stock Certificate (a)
4.2      Specimen Certificate of Series A Convertible Preferred Stock (c)
4.3 Preferred Stock and Private Equity Line of Credit Agreement dated December 4, 1998
4.4      Preferred Stock and Private Equity Line of Credit Agreement dated May
         27, 1999
4.5      1992 Stock Option Plan (d)
4.6      2000 Management Equity Incentive Plan (f)
4.7      2000 Equity Incentive Plan (f)
4.8      Form of Stock Option Agreement (Non-qualified)
10.1     Credit Agreement with Nortel Networks, Inc. dated as of July 30, 1999
         (e)
10.2     Amendment Number 1 to Credit Agreement with Nortel Networks, Inc.
10.3     Employment Agreement with Michael A. Sternberg
10.4     Employment Agreement with Jeffery R. Matsen
10.5     Form of Employment Agreement with Nancy J. Hobbs
10.6     Form of Employment Agreement with Steven M. Pierson
10.7     Employment Agreement with Jerral R. Pulley
10.8     Lease Agreement between the Registrant and Koll Tower Four Associates
10.9     Lease Agreement between the Registrant and Downtown Properties III, LLC
10.10 Indefeasible Right of Use Agreement between the Registrant and Star Telecommunications, Inc. dated as of December 29, 1999
27.1     Financial Data Schedule

(a) Incorporated by reference to the exhibit of same number to the Registrant's Report on Form 8-K filed with the SEC on September 8, 1997.
(b) Incorporated by reference to the exhibit of the same number to the Registrant's annual Report on Form 10-KSB/A for the annual period ended March 31, 1999 filed with the SEC on October 8, 1999.
(c) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement on Form S-3/A, as amended, filed with the SEC October 8, 1999.
(d) Incorporated by reference to the exhibit of the same number to the Registrant's annual Report on Form 10-KSB for the annual period ended March 31, 1997 filed with the SEC on October 16, 1997.
(e) Incorporated by reference to the exhibit of the same number to the Registrant's quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 filed with the SEC on August 16, 1999
(f) Incorporated by reference to the exhibit of same number to the Registrant's Definitive Proxy Statement filed with the Commission on July 5, 2000

     (b) Reports on Form 8-K.

         Current report on Form 8-K filed April 10, 2000 regarding change in accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IJNT.NET, INC.


 /S/  MICHAEL A. STERNBERG
--------------------------------------
Michael A. Sternberg
Chief Executive Officer
July 7, 2000


 /S/  KIM E. MARCUS
--------------------------------------
Kim E. Marcus
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
July 7, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                      TITLE                             DATE
              ---------                                      -----                             ----

 /S/  JON H. MARPLE                           Chairman of the Board of Directors            July 7, 2000
--------------------------------------
Jon H. Marple


 /S/  MICHAEL A. STERNBERG                    Chief Executive Officer and Director          July 7, 2000
--------------------------------------
Michael A. Sternberg


 /S/  MARY E. BLAKE                           Vice Chairman of the Board of Directors       July 7, 2000
-------------------------------------
Mary E. Blake


 /S/  RICHARD W. TORNEY                       Director                                      July 7, 2000
-------------------------------------
Richard W. Torney


 /S/  RICHARD F. CHARLES                      Director                                      July 7, 2000
-------------------------------------
Richard F. Charles


 /S/  H. DEAN CUBLEY                          Director                                      July 7, 2000
-------------------------------------
H. Dean Cubley


                                              Director                                      July 7, 2000
-------------------------------------
Steven E. Pazian


                                              Director                                      July 7, 2000
-------------------------------------
Terry D. Kramer

                                       42

                                 IJNT.net, INC.

                                    CONTENTS


                                                                    PAGE NUMBER
                                                                    -----------

Report of Independent Certified Public Accountants, BDO Seidman, LLP     F-2

Independent Auditors' Report, Smith & Company                            F-3

Consolidated Financial Statements

     Consolidated Balance Sheets as of March 31, 2000 and 1999           F-4

     Consolidated Statements of Operations for the three years
          ended March 31, 2000, 1999 and 1998                            F-5

     Consolidated Statements of Shareholders' Equity (Deficit) for
          the three years ended March 31, 2000, 1999 and 1998            F-6

     Consolidated Statements of Cash Flows for three years ended
          March 31, 2000, 1999 and 1998                                  F-8

     Notes to Consolidated Financial Statements                          F-10

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
IJNT.net, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheet of IJNT.net, Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IJNT.net, Inc. and subsidiaries as of March 31, 2000, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has incurred substantial losses and negative cash flows from operations; the Company also has substantial working capital and shareholders' deficits as of March 31, 2000. Lastly, the Company has significant present and future working capital demands which will require substantial equity and debt financing which have not yet been secured. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                 /s/ BDO SEIDMAN, LLP

                                                 BDO SEIDMAN, LLP

Costa Mesa, California
June 29, 2000, except
for Note 10, as to which
the date is July 7, 2000

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



Board of Directors
IJNT.net, Inc.
Salt Lake City, Utah


INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of IJNT.net, Inc. and Subsidiaries as of March 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IJNT.net, Inc. and Subsidiaries as of March 31, 1999 and the results of their operations, changes in shareholders' equity, and cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                                      /S/ Smith & Company
                                                 CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
July 7, 1999, except for Note 12,
as to which the date is May 9, 2000

         10 West 100 South, Suite 700 o Salt Lake City, Utah 84101-1554
               Telephone: (801) 575-8297 Facsimile: (801) 575-8306
        E-mail: smith&co@smithandcocpa.com Members: American Institute of
                          Certified Public Accountants
                Utah Association of Certified Public Accountants

                                                 IJNT.net, Inc.
                                          Consolidated Balance Sheets
                           (amounts in thousands, except share and per share amounts)

                                                                                                 March 31,
                                                                                  March 31,        1999
ASSETS (NOTE 4)                                                                     2000       (as restated)
                                                                               -------------   -------------
Current assets:
     Cash                                                                      $      1,176    $        903
     Accounts receivable, net of allowance for doubtful accounts of
         $330 and $115, respectively                                                     62             176
     Prepaid expenses and other current assets                                          645             387
                                                                               -------------   -------------

Total current assets                                                                  1,883           1,466

Property and equipment, net (Note 2)                                                 15,185           1,564

Other assets, net (Note 3)                                                            3,268           1,769
                                                                               -------------   -------------

Total assets                                                                   $     20,336    $      4,799
                                                                               =============   =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities (Note 10)                        $      9,522    $        288
     Accrued payroll, benefits and related costs                                        647             200
     Equipment financing and line of credit arrangement (Note 4)                     14,222              --
     Notes payable to shareholders (Note 9)                                              --             188
     Current portion of obligations under capital leases (Note 5)                       402              --
     Short-term debt and other obligations                                               --             222
                                                                               -------------   -------------

Total current liabilities                                                            24,793             898

Obligations under capital leases, less current portion (Note 5)                         788              --
                                                                               -------------   -------------

Total liabilities                                                                    25,581             898
                                                                               -------------   -------------
Commitments and contingencies (Note 8)

Shareholders' equity (deficit) (Notes 7, 8, 9, 10, 12 and 13)
     Series A  Convertible Preferred Stock, $.01 par value; authorized
         1,000,000 shares; 2,000 issued and outstanding; aggregate
         liquidation preference of $2,000                                                --             --
     Common Stock, $.001 par value; authorized 50,000,000 (2000) and
         20,000,000 (1999) shares; 20,283,508 (2000) and 16,098,129 (1999)
         issued and outstanding                                                          20             16
     Additional paid-in capital                                                      39,347          15,084
     Accumulated deficit                                                            (44,612)        (11,199)
                                                                               -------------   -------------
Total shareholders' equity (deficit)                                                 (5,245)          3,901
                                                                               -------------   -------------
Total liabilities and shareholders' equity (deficit)                           $     20,336    $      4,799
                                                                               =============   =============

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.

                                                 IJNT.net, Inc.
                                     Consolidated Statements of Operations
                           (amounts in thousands, except share and per share amounts)

                                                                                  Years Ended
                                                                 ---------------------------------------------
                                                                                   March 31,
                                                                   March 31,         1999           March 31,
                                                                      2000       (as restated)        1998
                                                                 -------------   -------------   -------------
Revenues                                                         $      2,617    $      1,552    $        147
                                                                 -------------   -------------   -------------
Operating expenses:
     Network expenses                                                   3,347             543              66
     Payroll and related expenses (Notes 7, 8 and 9)                   14,318           2,421             774
     Selling, general and administrative expenses
     (Notes 7, 8 and 9)                                                12,107           5,549           1,622
     Depreciation and amortization                                      3,045           1,219              83
                                                                 -------------   -------------   -------------

Total operating expenses                                               32,817           9,732           2,545
                                                                 -------------   -------------   -------------

Operating loss                                                        (30,200)         (8,180)         (2,398)

Interest income                                                           183              65              13
Interest expense, including amortization of deferred
     financing costs                                                   (2,368)           (147)            (10)
                                                                 -------------   -------------   -------------

Net loss                                                         $    (32,385)   $     (8,262)   $     (2,395)
                                                                 =============   =============   =============

Net loss per share, basic and diluted                            $      (1.84)   $      (0.58)   $      (0.21)
                                                                 =============   =============   =============

Weighted-average number of shares, basic and diluted               18,199,114      14,890,130      11,528,021
                                                                 =============   =============   =============

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.

                                                    IJNT.net, Inc.
                              Consolidated Statements of Shareholders' Equity (Deficit)
                              (amounts in thousands, except share and per share amounts)

                                    Series A
                                   Convertible
                                 Preferred Stock             Common Stock          Additional
                           -------------------------   -------------------------     Paid-In     Accumulated
                              Shares        Amount        Shares        Amount       Capital       Deficit        Total
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances,
   March 31, 1997                  --    $       --    11,165,563    $       11    $    1,676    $     (178)   $    1,509

See Notes 7, 8, 9 and 12

   Issue shares to
     retire debt                   --            --       155,000            --             1            --             1
   Issue shares to
     acquire subsidiary            --            --       211,000            --           422            --           422
   Issue shares for
     services                      --            --        15,000            --            32            --            32
   Sale of shares in
     private placements            --            --     1,307,582             2         2,484            --         2,486
   Net loss                        --            --            --            --            --        (2,395)       (2,395)
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balances,
   March 31, 1998                  --            --    12,854,145            13         4,615        (2,573)        2,055

See Notes 7, 8, 9 and 12

   Issue shares to
     acquire
     subsidiaries
     and/or operations             --            --       335,621            --           873            --           873
   Issue shares for
     services                      --            --       453,873             1         1,650            --         1,651
   Issue shares to
     retire debt                   --            --        25,456            --            70            --            70
   Issue shares to pay
     interest                      --            --        44,544            --           122            --           122
   Issue shares to
     purchase assets               --            --       507,719            --         1,400            --         1,400
   Issue shares for
     redemption of
     warrants                      --            --       512,821             1           999            --         1,000
   Sale of shares in
     private placements
     (net of issuance
     costs)                        --            --     1,363,950             1         3,191            --         3,192
   Issue convertible
     preferred stock
     (net of issuance
     costs)                     2,000            --            --            --         1,800            --         1,800
   Beneficial
     conversion feature
     of convertible
     preferred stock               --            --            --            --           364          (364)           --
   Net loss                        --            --            --            --            --        (8,262)       (8,262)
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances,
     March 31, 1999             2,000            --    16,098,129            16        15,084       (11,199)        3,901

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.

                                                  IJNT.net, Inc.
                       Consolidated Statements of Shareholders' Equity (Deficit) (Continued)
                            (amounts in thousands, except share and per share amounts)

                                    Series A
                                   Convertible
                                 Preferred Stock             Common Stock          Additional
                           -------------------------   -------------------------     Paid-In     Accumulated
                              Shares        Amount        Shares        Amount       Capital       Deficit        Total
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
See Notes 4, 7, 8, 9
and 10

   Issue shares for
     services                      --            --       438,213            --         2,273            --         2,273
   Sale of shares in
     private placements
     (net of issuance
     costs of $545)                --            --     2,843,750             3         9,772            --         9,775
   Conversion of
     preferred stock           (2,000)           --       867,828             1            --            (1)           --
   Preferred stock
     dividends                     --            --        35,588            --           104          (241)         (137)
   Issue convertible
     preferred stock
     (net of issuance
     costs of $211)             2,000            --            --            --         1,789            --         1,789
   Beneficial
     conversion feature
     of convertible
     preferred stock               --            --            --            --           448          (448)           --
   Warrants issued in
     conjunction with
     issuance of
     convertible
     preferred stock               --            --            --            --           338          (338)           --
   Warrants issued in
     conjunction with
     financing
     arrangement                   --            --            --            --         1,943            --         1,943
   Options granted to
     non-employees                 --            --            --            --           332            --           332
   Options granted to
     employees                     --            --            --            --         7,238            --         7,238
   Other                           --            --            --            --            26            --            26
   Net loss                        --            --            --            --            --       (32,385)      (32,385)
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances,
     March 31, 2000             2,000    $       --    20,283,508    $       20    $   39,347    $  (44,612)   $   (5,245)
                           ===========   ===========   ===========   ===========   ===========   ===========   ===========

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.

                                                    IJNT.net, Inc.
                                        Consolidated Statements of Cash Flows
                                                (amounts in thousands)

                                                                             Years Ended
                                                             ---------------------------------------------
                                                                               March 31,
                                                                March 31,        1999           March 31,
                                                                  2000       (as restated)        1998
                                                             -------------   -------------   -------------
Cash flows used in operating activities:
     Net loss                                                $    (32,385)   $     (8,262)   $     (2,395)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Bad debt expense                                             666             115              --
         Depreciation and amortization                              3,045           1,219              83
         Amortization of deferred financing costs                   1,399              --              --
         Stock options issued as compensation                       7,570              --              --
         Stock issued for services                                  2,273           1,651              32
         Stock issued for interest                                     --             122              --
         Write-off of assets and goodwill                           1,227             823             352
         Other non-cash                                                 3              --              --
         Changes in current assets and liabilities:
              Accounts receivable                                    (552)           (252)            (40)
              Prepaid expenses and other current assets              (258)           (329)            (58)
              Account payable and accrued liabilities               4,407            (203)            301
              Accrued payroll                                         447             154              46
                                                             -------------   -------------   -------------
Net cash used in operating activities                             (12,158)         (4,962)         (1,679)
                                                             -------------   -------------   -------------
Cash flows used in investing activities:
     Advances to related parties                                     (361)            (80)             --
     Purchases of property and equipment                          (10,626)           (965)             --
     Purchase of licenses and other assets                         (1,000)           (214)             --
     Increase in deposits                                            (257)            (56)            (18)
                                                             -------------   -------------   -------------
Net cash used in investing activities                             (12,244)         (1,315)            (18)
                                                             -------------   -------------   -------------
Cash flows provided by financing activities:
     Borrowings from shareholders                                      --             143              14
     Repayments of borrowings from related parties                   (188)             --              --
     Borrowings of short-term debt and other obligations               --             339              84
     Repayments of short-term debt and other obligations             (222)           (151)            (28)
     Borrowings under equipment financing and line of
         credit arrangement                                        14,222              --              --
     Payments on debt issuance costs                                 (660)             --              --
     Repayments under capital lease obligations                       (41)             --              --
     Proceeds from sale of convertible preferred stock              1,789           1,800              --
     Proceeds from exercise of warrants                                --           1,000              --
     Collection of subscriptions receivable                            --             794              --
     Proceeds from sale of common stock, net                        9,775           3,192           1,690
                                                             -------------   -------------   -------------
Net cash provided by financing activities                          24,675           7,117           1,760
                                                             -------------   -------------   -------------

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.

                                                    IJNT.net, Inc.
                                   Consolidated Statements of Cash Flows (Continued)
                                                (amounts in thousands)

                                                                                 Years Ended
                                                                 ---------------------------------------------
                                                                                   March 31,
                                                                    March 31,        1999           March 31,
                                                                      2000       (as restated)        1998
                                                                 -------------   -------------   -------------
Net increase in cash                                                      273             840              63
Cash at beginning of period                                               903              63              --
                                                                 -------------   -------------   -------------
Cash at end of period                                            $      1,176    $        903    $         63
                                                                 =============   =============   =============
Supplemental schedule of non-cash investing and
  financing activities:
     Issuance of capital leases for asset purchases              $      1,231    $         --    $         --
                                                                 =============   =============   =============
     Increase in accounts payable relating to asset purchases    $      4,361    $         --    $         --
                                                                 =============   =============   =============
     Issuance of common stock for asset purchases                $         --    $      1,400    $         --
                                                                 =============   =============   =============
     Issuance of common stock to acquire subsidiaries and/or
         operations                                              $         --    $        873    $        422
                                                                 =============   =============   =============
     Issuance of warrants in conjunction with financing
         arrangement                                             $      1,943    $         --    $         --
                                                                 =============   =============   =============
     Issuance of warrants in conjunction with preferred stock    $        338    $         --    $         --
                                                                 =============   =============   =============
     Beneficial conversion feature of preferred stock            $        448    $        364    $         --
                                                                 =============   =============   =============
     Preferred stock dividends paid in common stock              $        137    $         --    $         --
                                                                 =============   =============   =============
     Issuance of common stock to retire debt                     $         --    $         70    $          1
                                                                 =============   =============   =============
Cash paid for:
     Interest                                                    $        824    $         24    $         10
                                                                 =============   =============   =============
     Taxes                                                       $          1    $          1    $          1
                                                                 =============   =============   =============

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.

                                 IJNT.net, Inc.
                   Notes to Consolidated Financial Statements
           (amounts in thousands, except share and per share amounts)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND BUSINESS

        IJNT.net, Inc. (the "Company") operates through several wholly-owned subsidiaries: IJNT, Inc. ("IJNT"), Ubee Network Enterprises, Inc. ("UBEE"), Access Communications, Inc. ("Access"), Webit of Utah, Inc. ("Webit"), UrJet Backbone Network, Inc. ("UBN"), Man Rabbit House Multimedia, Inc. ("MRHM"), GIjargon.com ("GI"), and Global Broadband Services, Inc. ("Global"). Certain of the subsidiaries are inactive, including Webit, GI and Global. The accompanying consolidated financial statements include the accounts of the Company and the aforementioned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company was incorporated on June 11, 1992 in Delaware as Picometrix, Inc. On August 8, 1997, the name was changed to Interjet Net Corporation. During the year ended March 31, 1999 ("Fiscal 1999"), the name was changed to IJNT International, Inc. and then to IJNT.net, Inc. The Company acquired the bulk of its assets on July 31, 1997 with the acquisition of IJNT, Inc. The acquisition was accounted for as a reverse acquisition.

        The Company is in the process of expanding its operations through the establishment of telecommunications facilities in pre-designated markets with the intent of providing internet access services using DSL technology. The Company and its subsidiaries currently are engaged in the business of providing wireless internet access through microwave technology, dial-up internet access, web site design, web hosting services, fiber backbone connectivity, and a variety of telecommunications carrier services.

        GOING CONCERN

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended March 31, 2000 ("Fiscal 2000"), the Company experienced a net loss of $32,385 and had negative cash flows from operations of $12,158. In addition, the Company had substantial working capital and shareholders' deficits at March 31, 2000. Lastly, the Company has significant present and future working capital demands, which will require substantial equity and debt financing which have not yet been secured. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        In an effort to reverse the negative financial conditions noted above, management of the Company intends to secure a series of debt and equity financings during 2000 expected to exceed $200,000. Additionally, the Company intends to expand its operations through the establishment of switch-based telecommunications facilities in pre-designated markets, and develop its management and sales teams, and its corporate infrastructure. Management of the Company believes these events will provide the working capital required to purchase necessary equipment, establish the requisite infrastructure and fund operations until such time as the Company becomes profitable.

        There can be no assurances that the Company will be able to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        RISKS AND UNCERTAINTIES

        THE COMPANY'S LIMITED OPERATING HISTORY CREATES SUBSTANTIAL UNCERTAINTY ABOUT FUTURE RESULTS.

        The Company has never before operated a telecommunications facility and its first facility located in Los Angeles, California has just become operational. The Company recently organized its principal operating subsidiary, UBN. The Company currently provide wireless, dial-up and T-1 Internet access services in nine markets; however, the Company has never before offered Internet access services using DSL technology. As a result of the Company's limited operating history, prospective investors have limited operating and financial data about the Company on which to base an evaluation of its performance and an investment in its capital stock. The Company's ability to provide an integrated package of bundled telecommunications services on a widespread basis and to generate operating profits and positive operating cash flows will depend on the Company's ability, among other things, to:

        o market integrated telecommunications services and generate demand for them among targeted client categories;
        o  develop, enhance, promote and carefully manage the Company's brand;
        o  respond appropriately and timely to competitive developments;
        o  develop its operational support and other back office systems;
        o obtain state authorizations to operate as a competitive local exchange carrier and any other required governmental authorizations;
        o  attract and retain an adequate client base;
        o  secure additional financing;
        o  attract and retain qualified personnel; and,
        o enter into and implement interconnection agreements with established telephone companies on satisfactory terms.

        There can be no assurances that the Company will be able to achieve any of these objectives, generate sufficient revenue to achieve or sustain profitability, meet working capital and debt service requirements or compete successfully in the telecommunications industry.

        THE COMPANY'S INABILITY TO COMPETE EFFECTIVELY COULD HARM ITS BUSINESS.

        The telecommunications industry is highly competitive, and one of the primary purposes of the Telecommunications Act is to foster further competition. In each of the Company's markets, it competes principally with the established telephone company serving such market. The Company currently does not have a significant market share in any market. The established telephone companies have long-standing relationships with their clients, and financial, technical and marketing resources substantially greater than the Company's and the potential to fund competitive services with cash flows from a variety of businesses. These competitors also currently benefit from existing regulations that favor the established telephone companies over integrated communications providers and competitive local exchange carriers in some respects. Furthermore, one large group of established telephone companies, the regional Bell operating companies, recently have been granted, under particular conditions, pricing flexibility from federal regulators with regard to some services with which the Company competes. This may present established telephone companies with an opportunity to subsidize

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        services that compete with the Company's services and offer competitive services at lower prices. It is likely that the Company will also face competition from other integrated communications providers and facilities-based competitive local exchange carriers, and many other competitors in some of its markets. The Company believes that second and third tier markets will support only a limited number of competitors and that operations in such markets with multiple competitive providers are likely to be unprofitable for one or more of such providers. The Company expects to experience declining prices and increasing price competition. The Company cannot assure an investor that it will be able to achieve or maintain adequate market share or margins, or compete effectively, in any of the Company's markets. Moreover, substantially all of the Company's current and potential competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than the Company's as well as other competitive advantages over the Company's business, financial condition and results of operations. Any of the foregoing factors could materially and adversely affect the Company's business, consolidated financial condition and operating results.

        THE COMPANY'S INABILITY TO SECURE AND MAINTAIN INTERCONNECTION AGREEMENTS ON FAVORABLE TERMS COULD HARM ITS BUSINESS.

        The Company must have in place agreements for the interconnection of the Company's network with the networks of the incumbent telephone companies and the competitive local exchange carrier covering each market in which the Company intends to offer local service. In some cases the Company may be able to piggy-back on the terms of existing agreements. At other times, however, the Company may be required to negotiate such interconnection and co-location agreements with established carriers and telephone companies, which can take considerable time, effort and expense and are subject to federal, state and local regulation. The Company currently has in place interconnection agreements with Pacific Bell and GTE in the Company's initial market in Los Angeles and in Texas. The Company cannot assure that it will be able to negotiate or renew interconnection agreements on a timely basis and on satisfactory terms and conditions. The Company's failure to secure and maintain these agreements could materially and adversely affect the Company's ability to become a single-source provider of broadband data and telecommunications services.

        Interconnection agreements are also subject to state telecommunications regulatory, FCC and judicial oversight. These governmental bodies may modify the terms or prices of its interconnection agreements in ways that materially and adversely affect the Company's business, financial condition and operating results.

        THE FCC AND STATE REGULATIONS MAY LIMIT THE SERVICES THE COMPANY CAN OFFER AND RESTRICT THE OPERATION AND EXPANSION OF THE COMPANY'S BUSINESS.

        The Company's networks and the provision of telecommunications services are subject to significant regulation at the federal, state and local levels. The costs of complying with these regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect on the Company's business, financial condition and operating results.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        The Company's Internet operations are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, the FCC recently indicated that the regulatory status of some services offered over the Internet may have to be reexamined. New laws or regulations relating to Internet services, or existing laws found to apply to them, may have a material adverse effect on the Company's business, consolidated financial condition or results of operations.

        The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on the Company's operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry.

        CASH

        The Company places its cash with high quality credit institutions. The Federal Deposit Insurance Corporation ("FDIC") insures cash accounts at each institution for up to $100. From time to time, the Company maintains cash balances in excess of the FDIC limit.

        CONCENTRATION OF CREDIT RISK

        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. Credit is extended for all customers based upon an evaluation of the customer's financial condition and credit history and generally the Company does not require collateral. Credit losses are provided for in the consolidated financial statements by management based upon a detailed evaluation of the collectibility of accounts receivable.

        PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and are depreciated or amortized (as applicable) using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years (or lease term, if shorter). Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

        OTHER ASSETS

        Other assets primarily consist of frequency licenses, an Indefeasible Right of Use License, deferred financing costs and lease security deposits (see Note 3). Frequency licenses represent certain channel rights in various regional markets. The Indefeasible Right of Use License represents a 20-year license of a digital transmission network connecting the Los Angeles and San Francisco market areas. Frequency licenses are being amortized over the license period, which generally ranges from two to three years. Amortization related to frequency licenses totaled $448, $0 and $0 for the years ended March 31, 2000, 1999 and 1998, respectively.

        Deferred financing costs represent certain costs associated with the issuance of debt obligations, including legal costs, loan fees, commitment fees and the fair value of warrants issued in conjunction with such debt obligations. Deferred financing costs are capitalized and amortized over the term of the related debt obligations using the effective yield method. Amortization related to deferred financing costs totaled $1,399, $0 and $0 for the years ended March 31, 2000, 1999 and 1998, respectively.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        LONG-LIVED ASSETS

        The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Management determined that fixed and other assets totaling $80 and $433, respectively, were impaired during the years ended March 31, 2000 and 1999. Management determined that goodwill totaling $1,147, $823 and $352, respectively, was impaired during the years ended March 31, 2000, 1999 and 1998. Management determined that frequency licenses totaling $699, which were contributed for 1,000 shares of common stock by Jon Marple, Chairman of the Board of Directors of the Company, were impaired during the year ended March 31, 1999.

        The Company has wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. The Board of Directors has instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The net book value of the fixed assets of the satellite offices approximated $1,152 at March 31, 2000. The satellite offices have various office leases, which require minimum lease payments aggregating $1,536 over the next five years. Management has not completed its assessment of the satellite offices, which is required in order to make a recommendation as to whether the satellite offices should be retained and restructured, or sold. As a result, management has not made a determination as to whether the assets of the satellite offices have been impaired. There is an uncertainty as to the actual amount the Company will ultimately receive in its realization of the assets of the satellite offices, if they are sold. As a result, such assets may ultimately be determined to be impaired. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant financial statement categories requiring estimates include, but are not limited to the allowance for doubtful accounts, the recoverability of property and equipment and frequency licenses through future operations.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        REVENUE RECOGNITION

        Wireless internet service requires certain hardware items which must be installed at the customer's location. The sales of the equipment and installation labor are recognized as revenue in the period in which the equipment is installed. Internet access revenue is recognized monthly as it is earned. Web site development services revenue is recognized based on stages of development, typically over a period of one to three months, as the customer authenticates the stages.

        ADVERTISING

        Advertising costs are expensed as incurred. During the years ended March 31, 2000, 1999 and 1998, advertising expenses totaled $788, $567 and $61, respectively.

        INCOME TAXES

        The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

        STOCK-BASED COMPENSATION

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net loss, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for stock-based compensation to employees under APB 25 (see Note 7).

        EARNINGS PER SHARE

        Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Basic and diluted EPS are the same, as the effect of common stock equivalents on EPS is anti-dilutive for all periods presented.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended March 31:

        YEARS ENDED                                                2000            1999            1998
                                                              -------------   -------------   -------------
        Basic and diluted:
            Net loss                                          $    (32,385)   $     (8,262)   $     (2,395)
            Adjustments to net loss:
            Warrants issued in connection with sale of
                 convertible preferred stock (see Note 7)             (338)             --              --
            Preferred stock dividends                                 (241)             --              --
            Preferred stock beneficial conversion
                 feature (see Note 7)                                 (448)           (364)             --
                                                              -------------   -------------   -------------
        Basic and diluted net loss                            $    (33,412)   $     (8,626)   $     (2,395)
                                                              =============   =============   =============
        Weighted average number of common shares                18,199,114      14,890,130      11,528,021
                                                              =============   =============   =============
        Basic and diluted net loss per common share           $      (1.84)   $      (0.58)   $      (0.21)
                                                              =============   =============   =============

        The total potential common shares that have not been included in the calculation of diluted net loss per share totaled 4,302,358, 1,162,899 and 0 for the years ended March 31, 2000, 1999 and 1998, respectively.

        SEGMENT REPORTING

        The Company adopted SFAS No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," during Fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company operates primarily in one business segment.

        COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during Fiscal 1999. SFAS 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no effect on the accompanying consolidated financial statements, because the Company had no other components of comprehensive income for all periods presented.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, equipment financing and line-of-credit arrangement, accounts payable, and notes receivable and payable to/from shareholders. Management has determined that, except for notes receivable and payable to/from shareholders, the fair values of the Company's financial instruments approximate their carrying values at March 31, 2000 and 1999. Management was unable to determine the fair value of the notes receivable and payable to/from shareholders, as an active market for such instruments does not exist.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        RECLASSIFICATIONS

        Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 consolidated financial statement presentation.

2.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

        MARCH 31,                                       2000            1999
                                                   -------------   -------------

        Furniture, fixtures and equipment          $        890    $        180
        Capitalized software                              2,921              --
        Leasehold improvements                            1,372              --
        Transmission equipment                           12,628           1,986
        Leased vehicles                                     220              13
                                                   -------------   -------------
                                                         18,031           2,179

        Accumulated depreciation                         (2,846)           (615)
                                                   -------------   -------------
                                                   $     15,185    $      1,564
                                                   =============   =============

        At March 31, 2000, the Company was in receipt of $3,700 in transmission equipment from Nortel which the Company has not reflected in property and equipment and accounts payable in the accompanying consolidated financial statements as effective delivery to the Company had not been made. Subsequent to March 31, 2000, effective delivery was made and such amounts were reflected in the Company's books and records.

        The net book value of transmission equipment held under capital leases (see Note 5) totaled $1,159 and $0 at March 31, 2000 and 1999, respectively. Depreciation expense totaled $2,597, $1,219 and $83 for the years ended March 31, 2000, 1999 and 1998, respectively.

3.      OTHER ASSETS

        Other assets consist of the following:

        MARCH 31,                                            2000        1999
                                                          ----------  ----------

        Frequency licenses, net (see Notes 7 and 9)       $     640   $   1,084
        Indefeasible Right of Use License, net                1,000          --
        Deferred financing costs, net (see Notes 4 and 7)     1,204          --
        Other intangibles                                        --         509
        Deposits                                                322          65
        Receivables from related parties (see Note 9)           102         111
                                                          ----------  ----------

                                                          $   3,268   $   1,769
                                                          ==========  ==========

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


4.      EQUIPMENT FINANCING AND LINE-OF-CREDIT ARRANGEMENT

        In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") which provides for a line-of-credit of up to $7,000 ("Tranche A") as well as a term loan of up to $37,000 ("Tranche B"). However, the maximum combined borrowing under the Agreement cannot exceed $37,000. Furthermore, the Company is not able to borrow under Tranche B until a $30,000 equity infusion to UBN has been completed. If such infusion is not completed by October 30, 2000, the Tranche B commitment will terminate. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to IJNT or its other subsidiaries (see parent only financial statements at Note 11).

        Borrowings under Tranche A can be used for working capital and general corporate purposes, bear interest at 13% and mature on July 31, 2000. As of March 31, 2000, $7,646 (including interest) was outstanding under Tranche A and no additional borrowings were available.

        Borrowings under Tranche B can only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (9% at March 31, 2000) plus 3.75%. Tranche B is payable in twelve equal quarterly payments beginning in October 2000. As of March 31, 2000, no borrowings were outstanding under Tranche B as the Company had not completed the required equity infusion. However, as of March 31, 2000, the Company owes Nortel $6,576 for purchases of equipment and services. Additionally, as of March 31, 2000, Nortel had delivered approximately $3,700 of transmission equipment that was not completely installed until subsequent to March 31, 2000. The Company has not recorded this liability or the related fixed assets (see Note 2) as of March 31, 2000 as the Company believes that its obligation should not be recognized until such time as the equipment is completely installed. Had the Company recorded the $3,700 in transmission equipment as of March 31, 2000, the unfinanced Nortel purchases would have totaled $10,276 at March 31, 2000. If the Company is able to complete the required equity infusion, these borrowings will be classified as Tranche B borrowings. If the required equity infusion is not completed, the Company will be required to pay for these purchases pursuant to normal vendor terms.

        A summary of the borrowings under the Agreement follows:

                                                             2000        1999
                                                          ----------  ----------

                 Tranche A                                $   7,646   $      --
                 Tranche B                                       --          --
                 Unfinanced purchases                         6,576          --
                                                          ----------  ----------

                 Total                                    $  14,222   $      --
                                                          ==========  ==========

        In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 7). The fair value of the warrants of approximately $1,943, as well as certain other costs related to the Agreement, were capitalized as deferred financing costs (see Note 3) and are being amortized over the life of the Tranche A loan.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


4.      EQUIPMENT FINANCING AND LINE-OF-CREDIT ARRANGEMENT (CONTINUED)

        The Agreement has certain restrictive financial covenants. Such covenants include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and other restrictions with respect to financial ratios. At March 31, 2000, the Company was substantially not in compliance with all such covenants, but has subsequently entered into an amendment to the Agreement which revised all such covenants effective March 31, 2000 and for all future periods.

        Furthermore, the Agreement has restrictions related to specific activities, including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. At March 31, 2000, the Company was in not in compliance with several of such covenants, but has subsequently entered into an amendment to the Agreement which revised all such covenants effective March 31, 2000 and for all future periods.

5.      OBLIGATIONS UNDER CAPITAL LEASES

        The Company leases certain equipment under non-cancelable capital leases (see Note 10). Future principal 5. payments under these non-cancelable capital leases are as follows:

        YEARS ENDING MARCH 31,

           2001                                                    $        541
           2002                                                             759
           2003                                                              31
                                                                   -------------
                                                                          1,331

        Less: interest at 6% and 11%                                       (141)
                                                                   -------------
                                                                          1,190

        Less: current portion                                              (402)
                                                                   -------------
                                                                   $        788
                                                                   =============

6.      INCOME TAXES

        The provision for income taxes consists of the following components:

        YEARS ENDING MARCH 31,          2000            1999           1998
                                   -------------   -------------   -------------
        Current:
            Federal                $         --    $         --    $         --
            State                             1               1               1
                                   -------------   -------------   -------------
                                              1               1               1
                                   -------------   -------------   -------------
        Deferred:
            Federal                          --              --              --
            State                            --              --              --
                                   -------------   -------------   -------------
                                             --              --              --
                                   -------------   -------------   -------------
                                   $          1    $          1    $          1
                                   =============   =============   =============

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


6.      INCOME TAXES (CONTINUED)

        Income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

        MARCH 31,                                       2000            1999
                                                   -------------   -------------
        Deferred tax assets:
            Net operating loss carryforwards       $     11,600    $      3,000
            Intangible assets                               780             328
            Bad debt reserve                                130              46
            Other                                           258              20
                                                   -------------   -------------
        Gross deferred tax assets                        12,768           3,394

        Valuation allowance                             (12,768)         (3,394)
                                                   -------------   -------------
        Deferred tax assets, net of reserve        $         --    $         --
                                                   =============   =============

        The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate of 34% to pretax loss as a result of:

        YEARS ENDING MARCH 31,                                2000            1999           1998
                                                         -------------   -------------   -------------
        Computed "expected" tax (benefit)                $    (11,011)   $     (2,809)   $       (814)
        Decrease in income tax benefit resulting from:
            Stock option compensation                           2,461              --              --
            Other nondeductible expenses                           34             255             100
            State income tax expense                                1               1               1
            Losses with no current benefit                      8,516           2,554             714
                                                         -------------   -------------   -------------

                                                         $          1    $          1    $          1
                                                         =============   =============   =============

        At March 31, 2000, the Company has estimated Federal tax net operating loss carryforwards of approximately $31,000, which expire through 2020, and state net operating loss carryforwards of approximately $14,000, which expire through 2005.

        As a result of the Company's significant equity transactions, the Company may have experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation may be placed upon the Company's ability to realize the benefit of its net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance, equal to the net deferred tax asset amount, is required.

7.      EQUITY

        RESTRICTIONS ON DIVIDENDS

        Pursuant to state law, the Company may be restricted from paying dividends to its shareholders for the foreseeable future as a result of its accumulated deficit as of March 31, 2000.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


7.      EQUITY (CONTINUED)

        PRIVATE PLACEMENTS, FISCAL 1999 AND 1998

        During the years ended March 31, 1999 and 1998, the Company sold shares of common stock through various private placements in Germany which are exempt from registration pursuant to Regulation S of the Securities Act. The Company also sold shares of common stock through a domestic private placement. The Company issued an aggregate of 1,363,950 and 1,307,582 shares for net consideration of $3,192 (net of commissions of $3,068) and $2,486 during the years ended March 31, 1999 and 1998, respectively. The net proceeds received by the Company for each share sold were at a significant discount from the prevailing market price of the Company's common stock.

        PRIVATE PLACEMENTS, FISCAL 2000

        In May 1999, the Company sold shares of common stock through a private placement in Germany which are exempt from registration pursuant to Regulation S of the Securities Act. The Company issued 600,000 shares for net consideration of $800 (net of commissions of $545). The net proceeds received by the Company for each share sold were at a significant discount from the prevailing market price of the Company's common stock.

        In December 1999, the Company sold shares of common stock through a domestic private placement. The Company issued 2,243,750 shares for net consideration of $8,975 (net of commissions of $0). The common stock subscription and purchase agreement requires the Company to issue additional shares if the average bid price per share is less than $4.00 per share for any 15 consecutive trading days during the four month period commencing on December 31, 2000. The common stock subscription and purchase agreement requires the Company to file a registration statement with the SEC for the shares sold in the offering, with such registration statement to be effective no later than December 31, 2000. The common stock subscription and purchase agreement also contains certain restrictive financial covenants, which include, among other things, a restriction on the number of shares of stock the Company may sell during the two year period ended December 31, 2001.

        In connection with the private placement, the Company granted the investors warrants to purchase 560,938 shares of common stock at a price of $9.88 per share (see discussion below).

        CONVERTIBLE PREFERRED STOCK, FISCAL 1999

        In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Preferred Stock") for a gross price of $2,000, net of commissions of $200. The Preferred Stock carries an 8% coupon, payable upon conversion in common stock. The Preferred Stock carries a liquidation preference of $1,000 per share of Preferred Stock. The Preferred Stock agreement requires the Company to register the underlying common stock with the SEC within certain time parameters, as defined. The Company was in default with said requirement at March 31, 2000 (see further discussion at Note 8).

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


7.      EQUITY (CONTINUED)

        The convertible feature of the Preferred Stock provides for a rate of conversion that is below market value. Under terms of the Agreement, the Investors have the right to convert the Preferred Stock into common stock at a 20% discount from the average closing price of the Company's common stock for the five business days immediately preceding a request for conversion. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the Preferred Stock to be $364.

        In conjunction with the sale of the Preferred Stock, the Company granted the placement agent warrants to purchase 75,000 shares of common stock at a price of $2.50 per share (see discussion below). In the calculation of basic and diluted net loss per share, the value of the beneficial conversion feature and the value of the placement agent warrants have increased the net loss applicable to common shareholders.

        No shares had been converted as of March 31, 1999. All of the shares were converted into 867,828 shares of common stock during the year ended March 31, 2000. Dividends totaling $104 were incurred by the Company with respect to the Preferred Stock during the year ended March 31, 2000. All of such dividends were settled through the issuance of 35,588 shares of common stock when the shares of Preferred Stock were converted into common shares.

        CONVERTIBLE PREFERRED STOCK, FISCAL 2000

        In May 1999, the Company entered into an agreement with the same Investors whereby the Investors purchased an additional 2,000 shares of Preferred Stock for a gross price of $2,000, net of commissions of $211. The Company has determined the value of the beneficial conversion feature of the Preferred Stock to be $448. The Preferred Stock agreement requires the Company to register the underlying common stock with the SEC within certain time parameters, as defined. The Company was in default with said requirement at March 31, 2000 (see further discussion at Note 8).

        In conjunction with the sale of the Preferred Stock, the Company gave the Investors warrants to purchase 50,000 shares of common stock at a price of $3.24 per share (see discussion below). In the calculation of basic and diluted net loss per share, the value of the beneficial conversion feature and the value of the placement agent warrants have increased the net loss applicable to common shareholders.

        No shares had been converted as of March 31, 2000. All of the shares were converted into 364,299 shares of common stock subsequent to March 31, 2000 (see Note 10). Dividends totaling $137 were incurred by the Company with respect to the Preferred Stock during the year ended March 31, 2000, which have been accrued and reflected in accounts payable and accrued liabilities at March 31, 2000. All such dividends were settled subsequent to March 31, 2000 through the issuance of 25,165 shares of common stock when the shares of Preferred Stock were converted into common shares (see Note 10).

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


7.      EQUITY (CONTINUED)

        RELIANCE ON REGISTRATION EXEMPTIONS

        With respect to the aforementioned private placements and preferred stock offerings, the Company has relied on registration exemptions provided under Regulations D and S and in section 4(2) of the Securities Act of 1933, as amended, and various exemptions provided under state securities laws. The Company may have violated certain of these Federal and/or state securities laws in connection with certain of the aforementioned offerings of common and preferred stock (see further discussion in Note 8).

        SHARES ISSUED FOR SERVICES, FISCAL 1999 AND 1998

        During the years ended March 31, 1999 and 1998, the Board of Directors authorized the issuance of 453,873 and 15,000, respectively, shares of common stock to various individuals and employees as compensation for services provided to the Company. The shares were valued at market prices ranging from $2.13 to $12.00 as of the day of Board approval. The Company recorded expense totaling $1,651 and $32, respectively, for the years ended March 31, 1999 and 1998. Certain of these shares were issued to related parties (see Note 9).

        SHARES ISSUED FOR SERVICES, FISCAL 2000

        During the year ended March 31, 2000, the Board of Directors authorized the issuance of 438,213 shares of common stock to various individuals and employees as compensation for services provided to the Company. The shares were valued at market prices ranging from $2.00 to $10.81 as of the day of Board approval. The Company recorded expense totaling $2,273 for the year ended March 31, 2000. Certain of these shares were issued to related parties (see Note 9).

        SHARES ISSUED FOR ACQUISITION OF SUBSIDIARIES

        The Company has issued 546,621 shares to acquire subsidiaries (treated as purchase transactions) as follows (see Note 10):

        January 1, 1998         Access Communications, Inc. (1)         241,333
        April 17, 1998          Webit of Utah, Inc.                      20,000
        August 4, 1998          Man Rabbit House Multimedia, Inc.        35,288
        February 22, 1999       Global Broadband Services, Inc.         250,000
                                                                     -----------

                                                                        546,621
                                                                     ===========

        (1) Includes an additional 30,333 shares issued in January 1999

        All of the acquisitions have been accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The shares issued were valued at market prices ranging from $2.12 to $9.72 per share. The aggregate consideration tendered totaled $873 and $422 during the years ended March 31, 1999 and 1998, respectively. The purchase consideration paid in the aggregate for all transactions, exceeded the fair values of the net assets acquired by $1,175. The Company determined that such goodwill was impaired, and accordingly, expensed $823 and $352 during the years ended March 31, 1999 and 1998, respectively. In addition, the Company determined that

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


7.      EQUITY (CONTINUED)

        various fixed assets and one note receivable acquired from a subsidiary were impaired, and accordingly, expensed $225 and $208, respectively, for the year ended March 31, 1999. The Company has determined that the historical operations of the subsidiaries acquired were minimal, and accordingly, proforma presentation for Fiscal 1999 and 1998 has been omitted.

        SHARES ISSUED FOR PURCHASES OF ASSETS AND INTANGIBLES, FISCAL 1999

        During the year ended March 31, 1999, the Board of Directors authorized the issuance of 507,719 shares of common stock to various individuals to purchase assets and intangibles. The shares were valued at market prices ranging from $2.13 to $3.31 as of the day of Board approval. The Company recorded frequency licenses and other assets in the amount of $1,400 (see Note 3). Certain of these shares were issued to related parties (see Note 9).

        WARRANTS TO PURCHASE COMMON STOCK

        At March 31, 1999, there were no warrants outstanding to purchase shares of the Company's common stock.

        During the year ended March 31, 2000, in conjunction with the sale of the Preferred Stock, the Company gave the placement agent warrants to purchase 75,000 shares of common stock at a price of $2.50 per share. Such warrants expire five years from the date of grant. The warrants retain "Piggy-Back" Registration Rights. The Company valued the warrants at $245 using the Black-Scholes Option Pricing Model.

        During the year ended March 31, 2000, in conjunction with the sale of the Preferred Stock, the Company gave the Investors warrants to purchase 50,000 shares of common stock at a price of $3.24 per share. Such warrants expire five years from the date of grant. The warrants have an adjustment provision, as defined, should the Company sell shares of common stock at a price below $3.24 per share. The Company valued the warrants at $93 using the Black-Scholes Option Pricing Model.

        During the year ended March 31, 2000, in connection with its equipment financing and line-of-credit arrangement (see Note 4), the Company issued warrants to purchase 492,094 shares of common stock at a price of $4.97 per share. Such warrants expire five years from the date of grant. The Company valued the warrants at $1,943 using the Black-Scholes Option Pricing Model. The holders of the warrants have both demand and "piggy-back" registration rights.

        During the year ended March 31, 2000, in conjunction with the sale of common stock, the Company gave the investors warrants to purchase 560,938 shares of common stock at a price of $9.88 per share. Such warrants expire five years from the date of grant. The Company valued the warrants at $4,609 using the Black-Scholes Option Pricing Model.

        During the year ended March 31, 2000, the Company issued a warrant to purchase 100,000 shares of common stock at a price of $1.95 per share. Such warrant expires two years from the date of grant. The Company was obligated to provide the warrant in 1997 as a result of assistance provided by the recipient with certain capital raising activities. The Company valued the warrant at $149 using the Black-Scholes Option Pricing Model.

        The Company issued additional warrants subsequent to March 31, 2000 (see
        Note 10).

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


7.      EQUITY (CONTINUED)

        OPTIONS TO PURCHASE COMMON STOCK

        The Company's Board of Directors has adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan"). Both of the Plans require shareholder approval, which the Company will request at its annual meeting of shareholders in July 2000. Management of the Company believes that such approval is a mere formality in that the Members of the Board of Directors had sufficient share votes, through shares owned or controlled by them (including shares for which they had received irrevocable voting proxies), to ensure that a majority of the shareholders will vote to approve both plans.

        The Management Plan provides for the issuance of up to 2,417,500 options to purchase shares of common stock. The options granted pursuant to the Management Plan can either be incentive options or non-qualified options, and may be granted to employees, directors and consultants. The Management Plan has limits as to the number of options that may be granted to any one recipient in a given year, as defined. The options granted pursuant to the Management Plan may have a term of up to 10 years, vesting provisions of no less than 20% per year, and exercise prices of no less than the par value of the Company's common stock (non-qualified options) and 100% of fair market value at the date of grant (incentive options).

        The Equity Plan provides for the issuance of up to 3,000,000 options to purchase shares of common stock. The terms of the Equity Plan are substantially the same as the Management Plan, except that the restriction on the number of options that may be granted to any one recipient in a given year is different and the exercise price of grants for non-qualified options may not be less than 85% of fair market value of the Company's common stock at the date of grant.

        On March 30, 2000, the Company granted 2,803,000 options pursuant to the Management and Equity Plans to purchase shares of common stock to various officers and employees. Of the options granted, 60% generally vest over a four year period, with options granted to certain members of senior management vesting over two and three year periods. The remaining 40% vested immediately. The 60% of the options were granted at prices ranging from $10.812 to $12.75 per share, which equaled or exceeded the market price of the Company's common stock at the date of grant. The remaining 40% of the options were granted at prices ranging from $3.00 to $12.75 per share, with 906,000 options at exercise prices that were substantially below the market price of the Company's common stock at the date of grant. The Company recorded compensation expense relating to such options in the fourth quarter of Fiscal 2000 totaling $7,238.

        On March 30, 2000, the Company granted 37,500 options pursuant to the Equity Plan to purchase shares of common stock to a consultant. Of the options granted, 60% vest over a four year period. The remaining 40% vested immediately. The options were granted at a price of $12.75 per share, which exceeded the market price of the Company's common stock at the date of grant. Management of the Company valued the options granted to this non-employee at fair value using the Black-Scholes Option Pricing Model. Management of the Company recorded consulting expense relating to such options in the fourth quarter of Fiscal 2000 totaling $332.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


7.      EQUITY (CONTINUED)

        The following table summarizes information about stock option transactions:

                                                                   Weighted
                                                   Option          Average
                                                   Shares       Exercise Price
        ------------------------------------------------------------------------

        Outstanding at March 31, 1999                   --      $            --
        Options granted                          2,840,500                 8.55
        Options canceled                                --                   --
        Options exercised                               --                   --
        ------------------------------------------------------------------------

        Outstanding at March 31, 2000            2,840,500      $          8.55
        ========================================================================

        Exercisable at March 31, 2000            1,134,600      $          4.40
        ========================================================================

        The weighted average fair value of options granted during the year ended March 31, 2000 approximated $6.99 per share.

        The following table summarizes information about stock warrant transactions:

                                                                  Weighted
                                                  Warrant          Average
                                                  Shares        Exercise Price
        ------------------------------------------------------------------------

        Outstanding at March 31, 1999                   --      $            --
        Warrants granted                         1,278,032                 6.69
        Warrants canceled                               --                   --
        Warrants exercised                              --                   --
        ------------------------------------------------------------------------

        Outstanding at March 31, 2000            1,278,032      $          6.69
        ========================================================================

        Exercisable at March 31, 2000            1,278,032      $          6.69
        ========================================================================

        The weighted average fair value of warrants granted during the year ended March 31, 2000 approximated $5.51 per share.

        If the Company had elected the fair value method of accounting for stock-based employee compensation, compensation cost would be accrued at the estimated fair value of all stock grants over the service period, regardless of later changes in stock prices and volatility. The fair value at the date of grant for options granted during the year ended March 31, 2000, has been estimated using the Black-Scholes Option Pricing Model with the following assumptions: no dividend yield, expected volatility of 116% based on historical results, risk-free interest rate of 6.0% per annum, and average expected option lives of five years.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


7.      EQUITY (CONTINUED)

        The following table sets forth the net loss, net loss available for common shareholders and the net loss per weighted average common share amounts for the year ended March 31, 2000, as if the Company had elected the fair value method of accounting for stock options:

                                                                       2000
        Net Loss                                                  --------------
            As reported                                           $     (32,385)
            Pro forma                                             $     (36,076)

        Net Loss Available for Common Shareholders
            As reported                                           $     (33,412)
            Pro forma                                             $     (37,103)

        Basic and Diluted Loss Per Share
            As reported                                           $       (1.84)
            Pro forma                                             $       (2.04)

8.      COMMITMENTS AND CONTINGENCIES

        POTENTIAL SECURITY LAW VIOLATIONS

        The Company may have violated certain Federal and state securities laws in connection with certain offerings of its common and preferred stock and in connection with complying with quarterly and annual reporting requirements during the years ended March 31, 2000 and 1999 (see Note
        7). The Company may be subject to various claims for damages in future lawsuits (including demands for rescission), if any, from third parties as a result of such potential securities law violations. Although no claims have been made to date, the Company's inability to avoid future claims, if any, could cause it to sustain substantial losses and such losses could have a material adverse effect on the Company's consolidated financial conditions and results of operations.

        PENDING AND THREATENED LITIGATION

        In connection with the Company's two issuances of Preferred Stock (see
        Note 7), the Company was required to file a registration statement to register the shares of common stock underlying the convertible preferred stock within 30 days of the date of issuance. Furthermore, the registration statement for each issuance of convertible preferred stock was to be effective within 90 days of the date of issuance. The Company filed a registration statement with respect to both issuances of convertible preferred stock, which has not yet become effective. The Company is in violation of these registration requirements and, pursuant to the related agreements, is subject to a 2% per month cash penalty as a result thereof. The Rule 144 restriction period has lapsed for both issuances, and the underlying stock can be transferred. The holders of the shares of convertible preferred stock have given notice to the Company as to the violation and requested $1,300 in related damages. Subsequent to March 31, 2000, management of the Company agreed to settle this matter for $795 (see Note 10). The accompanying consolidated financial statements reflect an accrual for the settlement as of March 31, 2000.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


8.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        The Company is involved in a dispute with a third party consultant concerning consideration the Company was allegedly expected to pay with respect to various public relations communications services. The consultant has stated that the Company is required to issue a warrant to purchase 100,000 shares of the Company's common stock with an exercise price of $4.00. Management of the Company believes that the consultant breached its contract for services and that no additional consideration is due to the consultant. The Company has not provided a reserve as of March 31, 2000 with respect to this matter. There is an uncertainty as to the actual amount the Company will ultimately pay upon resolution of this matter.

        The Company is involved in a dispute with a third party vendor concerning consideration the Company was allegedly expected to pay with respect to circuit charges. The vendor has stated that the Company is required to pay $726. Management of the Company believes it is not responsible for all of the charges claimed by the vendor and has estimated a range for the claim, which is less than the amount claimed. Management has accrued $183 for this claim as of March 31, 2000. There is an uncertainty as to the actual amount the Company will ultimately pay upon resolution of this matter.

        The Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, management believes that such matters will not have a material adverse affect on the Company's consolidated financial condition, results of operations or cash flows. The amounts claimed may be substantial, and the ultimate liability cannot presently be determined because of uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation, could have a material adverse effect on quarterly or annual consolidated operating results, cash flows or financial condition of the Company when resolved in a future period.

        STATE TAX RETURNS

        The Company has not filed tax returns for certain states in which it operates. The Company may be subject to certain penalties for late filing, but believes that any obligations related thereto would be deminimus.

        EMPLOYMENT AGREEMENTS

        The Company had executed various employment agreements. Substantially all of the agreements provide for employment on an "at-will" basis.

        REGISTRATION RIGHTS

        As disclosed elsewhere herein, the Company is subject to various requirements to register common stock and the common stock underlying convertible preferred stock and various warrants. The Company is subject to various penalties for failure to register such securities, the amount of which could be material to the Company's consolidated financial condition, results of operations and cash flows. As discussed above, the Company is currently in violation of certain registration requirements.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


8.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        LEASES

        The Company leases its offices under non-cancelable lease agreements expiring at various dates through 2010. Future minimum rental payments required under the above leases as of March 31, 2000 are as follows:

                                                                       Amount
        YEARS ENDING MARCH 31,                                     -------------

           2001                                                    $      2,767
           2002                                                           2,794
           2003                                                           2,769
           2004                                                           2,362
           2005                                                           1,234
           Thereafter                                                     1,049
                                                                   -------------
                                                                   $     12,975
                                                                   =============

        The Company has entered into a $103,000 letter of credit related to one of the lease agreements. Lease expense for the years ended March 31, 2000, 1999 and 1998 was $1,178, $338 and $328, respectively.

9.      RELATED PARTY TRANSACTIONS

        In April and August of 1998, 12,903 and 25,000 shares, respectively, of common stock were issued to J.R. Marple, in exchange for accounting services (see Note 7). The values of these shares at the dates of the grants were $48 and $152 respectively. Mr. Marple is the son of Jon Marple, the Chairman of the Board of Directors of the Company.

        In July 1998, the Company issued 10,000 common shares valued at $98 to Robert Santore in exchange for web development services. In August 1998, the Company issued 25,000 common shares valued at $100 to Mr. Santore as part of the acquisition costs to acquire MRHM (additional shares were issued to an unrelated third party, see further discussion in Note 7). Mr. Santore is the nephew of Mary Blake, Vice Chairman of the Board of Directors of the Company.

        In February 1999, the Company issued 200,000 shares valued at $500 to JustWebit, an entity in which J.R. Marple has a substantial ownership interest, to acquire various license rights (see Note 3). The Company obtained an independent appraisal supporting the valuation of the acquired assets.

        In March 1999, the Company issued 208,000 shares valued at $687 to purchase assets and assume certain liabilities of a company owned by independent third parties. A portion of the purchased assets were originally acquired by such company from JustWebit. As a result, the Company assumed a $183 liability the company owed to JustWebit as part of this transaction.

        In April 1999, the Company issued to JustWebit 50,000 shares valued at $102 for services. In December of 1999, the Company issued to JustWebit, 25,000 shares valued at $247 for services.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


9.      RELATED PARTY TRANSACTIONS (CONTINUED)

        At March 31, 1999, the Company owed J. R. Marple and another shareholder $188, payable within the next twelve months without interest. These amounts were fully repaid prior to June 30, 1999. In addition, the Company was owed $80 by Jon Marple and Mary Blake, payable within the next twelve months without interest. During the year ended March 31, 2000, these receivables were expensed as the records supporting the consideration transferred to the Company were inadvertently destroyed.

        At March 31, 2000 and 1999, the Company was owed $98 and $31, respectively, from J.R. Marple. Of the March 31, 2000 amount, $50 represents the amount J.R. Marple has agreed to pay to purchase the JustWebit domain name from the Company. Such domain name was acquired in the Webit of Utah purchase (see Note 7). Such amount is to be repaid to the Company through the issuance of 84,700 shares of stock of JustWebit, which are traded over-the-counter, having a fair value approximating $50. The remainder represents $31 due to the Company in connection with an acquisition in Fiscal 1999 and $17 cash funds advanced during Fiscal 2000. Such amounts are to be repaid to the Company through the issuance of 68,600 shares of stock of JustWebit, having a fair value approximating $60. The shares issued to the Company are restricted pursuant to Rule 144.

        The Company incurred $163 and $63 to an affiliate of Robert Santore for services and products during the years ended March 31, 2000 and 1999, respectively.

        The aforementioned transactions were not conducted on an "arms-length" basis. Accordingly, the amounts tendered by the Company may be in excess of that which would have been negotiated with independent third parties in the ordinary course of business.

10.     SUBSEQUENT EVENTS

        PREFERRED STOCK CONVERSIONS

        Subsequent to March 31, 2000, all of the issued and outstanding shares of Preferred Stock were converted into 364,299 shares of common stock. Dividends totaling $137, which were accrued at March 31, 2000, and dividends totaling $8 for the period from April 1, 2000 through the date of conversion, were settled subsequent to March 31, 2000 through the issuance of 26,634 shares of common stock.

        BRIDGE LOANS

        On April 17, 2000, the Company entered into a Note and Warrant Purchase Agreement to borrow $5,000. The agreement provides for interest at 6% per annum, with any unconverted principal and accrued interest due October 17, 2001. The interest is payable by the Company in cash or common stock, at the election of the Company, upon conversion of principal or October 17, 2001, whichever is earlier. The agreement provides for the conversion of the principal balance of the convertible note into shares of common stock, at the election of the holder, at a price of $6.06 per share. The conversion price equaled the closing price of the Company's common stock on April 17, 2000. The agreement provides for an adjustment of the conversion price to the closing price of the Company's common stock on April 17, 2001, if the Company's common stock is lower than $6.06 on such date. However, the conversion price cannot be adjusted to lower than $3.94 per share. The agreement requires the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by October 17, 2000. The agreement provides for a 2% per month cash penalty if such registration is not effective on said date.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


10.     SUBSEQUENT EVENTS (CONTINUED)

        In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $1,689 using the Black-Scholes Option Pricing Model.

        On May 23, 2000, the Company entered into a Note and Warrant Purchase Agreement to borrow $250. The agreement provides for interest at 6% per annum, with any unconverted principal and accrued interest due November 23, 2001. The interest is payable by the Company in cash or common stock, at the election of the Company, upon conversion of principal or November 23, 2001, whichever is earlier. The agreement provides for the conversion of the principal balance of the convertible note into shares of common stock, at the election of the holder, at a price of $3.91 per share. The conversion price equaled the closing price of the Company's common stock on May 23, 2000. The agreement provides for an adjustment of the conversion price to the closing price of the Company's common stock on May 23, 2001, if the Company's common stock is lower than $3.91 on such date. However, the conversion price cannot be adjusted to lower than $2.54 per share. The agreement requires the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by November 23, 2000. The agreement provides for a 2% per month cash penalty if such registration is not effective on said date.

        In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $84 using the Black-Scholes Option Pricing Model.

        On June 5, 2000 and July 6, 2000, the Company entered into two Note and Warrant Purchase Agreements to borrow $1,000 and $500, respectively. The agreements provide for interest at 6% per annum, with principal and accrued interest due in August and September 2000, respectively. The agreements provide for default interest at a rate of 24% per annum. The agreements require the Company to obtain effective registration of the shares underlying the warrants issued in connection with the notes (see discussion below) by November and December 2000. The agreements provide for a 2% per month cash penalty if such registration is not effective on said date. The agreements have been personally guaranteed by the Chairman of the Board of Directors of the Company.

        In conjunction with the agreements, the Company issued warrants to the holder of the notes to purchase 200,000 shares and 100,000 shares of common stock at a price of $2.875 and $3.25 per share, respectively. The warrants expire three years from the date of grant. The Company valued the warrants at $934 and $293, respectively, using the Black-Scholes Option Pricing Model.

        On July 7, 2000, the Company entered into a Secured Convertible Promissory Note Agreement with the same Investors who purchased the Preferred Stock (see Note 7). The agreement provides for a total borrowing of $1,295, which represents $500 in cash borrowings and a settlement, in the amount of $795, relating to the Preferred Stock "failure to the register" penalties as discussed in Notes 7 and 8. The $795 has been accrued in accounts payable and accrued liabilities in the accompanying consolidated financial statements as of March 31, 2000. The entire $1,295 is convertible into shares of the Company's common stock at a price equal to 75% of the average of the five closing bid prices of the Company's common stock prior to the date of conversion.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


10.     SUBSEQUENT EVENTS (CONTINUED)

        The agreement requires the registration of the underlying shares of common stock. The agreement provides for interest at 8% per annum, with 133% of the principal and accrued interest due October 2000. The obligation is secured by shares of stock of the Company's Chairman.

        SHARES ISSUED FOR SERVICES

        Subsequent to March 31, 2000, the Company issued 18,679 shares for services valued at $107.

        Subsequent to March 31, 2000, the Company issued 104,165 shares to the non-employee members of its Board of Directors for services valued at $300.

        On March 31, 2000, the Company executed a severance and purchase agreement with an employee. The agreement provided for the issuance of 75,000 shares of common stock valued at $602 for the purchase of such employee's 5% ownership interest in UBN. The Company was owed $241 by the employee, which was offset against the amount ultimately paid. Net shares totaling 45,040 were issued to the employee subsequent to March 31, 2000. The $602 was recorded by the Company as goodwill, which was subsequently determined to be impaired as a result of the operating losses of UBN.

        WARRANTS GRANTED TO PURCHASE COMMON STOCK

        Subsequent to March 31, 2000, in conjunction with the issuance of various debt obligations, the Company issued warrants to purchase 744,541 shares of common stock (see discussion above).

        In connection with execution of a financial advisory services agreement on May 22, 2000 with a national investment banking firm, the Company granted warrants to purchase 250,000 share of common stock at a price of $6.06 per share. The warrants expire five years from the date of grant. The Company valued the warrants at $801 using the Black-Scholes Option Pricing Model. The warrant agreement requires the Company to obtain effective registration of the shares underlying the warrants by November 22, 2000.

        The Company is involved in a dispute with a third party consultant concerning consideration the Company was allegedly expected to pay with respect to various financial advisory services. The Company has reached a tentative settlement with the consultant whereby it has agreed to issue a warrant to purchase 75,000 shares of the Company's common stock with an exercise price of $5.00.

        OPTIONS GRANTED TO PURCHASE COMMON STOCK

        Subsequent to March 31, 2000, the Company granted various employees options to purchase 1,861,750 shares of stock (see discussion below) at prices ranging from $2.875 to $5.28 per share. The exercise prices equaled the closing price of the Company's common stock at the date of grant.

        Subsequent to March 31, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.031 per share. The exercise price equaled the closing price of the Company's common stock at the date of grant.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


10.     SUBSEQUENT EVENTS (CONTINUED)

        EMPLOYMENT AGREEMENTS

        The Company executed an employment agreement subsequent to March 31, 2000 with its new Chief Executive Officer. The agreement is for a term of two years, and provides for an annual salary of $350, an annual discretionary bonus of up to $400, a signing bonus of $1,000, and options to purchase 1,000,000 shares of common stock at an exercise price of $5.28 per share (see discussion above), of which 100,000 vested immediately and 150,000 vest every six month period. The exercise price equaled the closing price of the Company's common stock at the date of grant. The agreement provides for severance, as defined, for termination without cause.

        The Company executed various other employment agreements subsequent to March 31, 2000. Substantially all of the agreements provide for employment on an "at-will" basis. One of the agreements provides for severance, as defined, for termination without cause.

        DISPOSITION OF MRHM

        Subsequent to March 31, 2000, the Company's Board of Directors has directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $623 and $320, respectively, as of March 31, 2000, and a net loss from operations approximating $1,705 for the year ended March 31, 2000. MRHM provides a variety of web design and web hosting services. Management of the Company expects to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. Management of the Company has not identified MRHM as a separate business line which requires discontinued operations accounting. MRHM has two office leases, which require minimum lease payments aggregating $1,618 over the next five years. Management of the Company has obtained an independent valuation of MRHM from a nationally recognized valuation firm totaling $850. Such valuation does not take into consideration one of the office leases, which requires minimum lease payments aggregating $1,167 over the next five years. To date, management of the Company has not identified any impairment with respect to its anticipated disposition of MHRM.

        CAPITAL LEASES

        Subsequent to March 31, 2000, the Company converted $1,523 of vendor accounts payable to capital leases. Of this amount, $1,319 was reflected in accounts payable and accrued liabilities at March 31, 2000. The leases provide for payments of $44 over a period of 36 months. The leases were executed with effective interest rates approximating 16% per annum.

11.     PARENT COMPANY FINANCIAL STATEMENTS

        The Company has a significant subsidiary, UBN, which accounts for more than 25% of the Company's consolidated net assets on an absolute basis. Pursuant to UBN's equipment financing and line-of-credit arrangement (see Note 4), UBN is restricted from dividending or loaning funds to IJNT or any of IJNT's other subsidiaries. Presented below is the unconsolidated condensed balance sheet as of March 31, 2000, and the unconsolidated condensed statements of operations and cash flows for the year ended March 31, 2000, as if the Company had accounted for UBN under the equity method of accounting. Previous periods are not presented as UBN did not have assets or operations prior to March 31, 1999.

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


11.     PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)


                       Condensed Unconsolidated Balance Sheet

                                                                      March 31,
        ASSETS                                                          2000
                                                                   -------------
        Current assets:
             Cash                                                  $      1,205
             Accounts receivable, net                                        62
             Prepaid expenses and other current assets                      138
                                                                   -------------

        Total current assets                                              1,405

        Property and equipment, net                                       2,132
        Other assets, net                                                   813
                                                                   -------------

        Total assets                                               $      4,350
                                                                   =============

        LIABILITIES AND SHAREHOLDERS' DEFICIT

        Current liabilities:
             Accounts payable and accrued liabilities              $      2,482
             Accrued payroll, benefits and related costs                    370
                                                                   -------------

        Total current liabilities                                         2,852

        Investment in UBN, net of $11,455 in advances                     6,743
                                                                   -------------

        Total liabilities                                                 9,595
                                                                   -------------
        Shareholders' deficit
             Series A Convertible Preferred Stock                            --
             Common Stock                                                    20
             Additional paid-in capital                                  39,347
             Accumulated deficit                                        (44,612)
                                                                   -------------

        Total shareholders' deficit                                      (5,245)
                                                                   -------------

        Total liabilities and shareholders' deficit                $      4,350
                                                                   =============

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


11.     PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)


                   Condensed Unconsolidated Statement of Operations

                                                                    Year Ended
                                                                     March 31,
                                                                       2000
                                                                   -------------

        Revenues                                                   $      2,617
                                                                   -------------
        Operating expenses:
             Network expenses                                             1,427
             Payroll and related expenses                                 6,930
             Selling, general and administrative expenses                 6,864
             Depreciation and amortization                                1,675
                                                                   -------------

        Total operating expenses                                         16,896
                                                                   -------------

        Operating loss                                                  (14,279)

        Loss from investment in UBN                                     (18,198)
        Other income                                                         50
        Interest income                                                      44
        Interest expense                                                     (2)
                                                                   -------------

        Net loss                                                        (32,385)

        Preferred stock beneficial conversion feature,
          related warrants and dividends                                 (1,027)
                                                                   -------------

        Net loss applicable to common shareholders                 $    (33,412)
                                                                   =============

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


11.     PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

                Condensed Unconsolidated Statement of Cash Flows

                                                                    Year Ended
                                                                     March 31,
                                                                       2000
                                                                   -------------

        Cash flows used in operating activities:
             Net loss                                              $    (32,385)
             Adjustments to reconcile net loss to net cash
               used in operating activities:
                 Bad debt expense                                           666
                 Depreciation and amortization                            1,311
                 Loss of UBN                                             18,198
                 Stock issued for services                                2,273
                 Stock options issued for compensation                    3,565
                 Write-off of assets and goodwill                         1,227
                 Other non-cash                                              39
                 Changes in current assets and liabilities:
                      Accounts receivable                                  (552)
                      Prepaid expenses and other current assets             249
                      Account payable and accrued liabilities             1,563
                      Accrued payroll                                       170
                                                                   -------------

        Net cash used in operating activities                            (3,676)
                                                                   -------------

        Cash flows used in investing activities:
             Advances to related parties                                   (401)
             Advances to UBN                                             (5,507)
             Purchases of property and equipment                         (1,267)
             Increase in deposits                                            (1)
                                                                   -------------

        Net cash used in investing activities                            (7,176)
                                                                   -------------

        Cash flows provided by financing activities:
             Repayment of borrowings from related parties                  (188)
             Repayments of short-term debt and other obligations           (222)
             Proceeds from sale of convertible preferred stock            1,789
             Proceeds from sale of common stock                           9,775
                                                                   -------------

        Net cash provided by financing activities                        11,154
                                                                   -------------

        Net increase in cash                                                302
        Cash at beginning of period                                         903
                                                                   -------------

        Cash at end of period                                      $      1,205
                                                                   =============

                                 IJNT.net, Inc.
             Notes to Consolidated Financial Statements (Continued)
           (amounts in thousands, except share and per share amounts)


12.     CHANGES TO 1999 CONSOLIDATED FINANCIAL STATEMENTS

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

        An error was made in the calculation of the preferred stock beneficial conversion feature. The beneficial conversion feature was overstated by $200. The correct impact of the conversion feature has been reflected in the 1999 financial statements.

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

13.     FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter of Fiscal 2000, the Company recorded adjusting journal entries primarily related to accruing for certain expenses, writing-off certain assets, recording additional fixed asset depreciation and accruing for a loss contingency. These entries increased the consolidated net loss by approximately $3,200 and increased the net loss per share by $0.18.