Form 10-Q
period 2000-06-30
UNIVERSAL BROADBAND NETWORKS INC
filed 2000-08-14
CIK 925739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                -----------------
                                    FORM 10-Q
                                -----------------


       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                        OR

       / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-24408

                       UNIVERSAL BROADBAND NETWORKS, INC.
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

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of August 8, 2000 there were 20,859,095 shares of Common Stock outstanding.

================================================================================

                                    UNIVERSAL BROADBAND NETWORKS, INC.
                                                  INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets as of June 30, 2000 (unaudited) and
            March 31, 2000.........................................................................     3

          Consolidated Condensed Statements of Operations for the three months ended
            June 30, 2000 (unaudited) and June 30, 1999 (unaudited)................................     4

          Consolidated Condensed Statements of Cash Flows for the three months ended
            June 30, 2000 (unaudited) and June 30, 1999 (unaudited)................................     5

          Notes to Consolidated Condensed Financial Statements.....................................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Condensed Financial
          Condition and Results of Operations......................................................    15

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................     *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings....................................................................    25

     Item 2.  Changes In Securities and Use of Proceeds............................................    25

     Item 3.  Defaults Upon Senior Securities......................................................    26

     Item 4.  Submission of Matters to a Vote of Security Holders..................................    26

     Item 5.  Other Information....................................................................    27

     Item 6.  Exhibits and Reports on Form 8-K.....................................................    27


SIGNATURES.........................................................................................    28


* No information provided due to inapplicability of item.

                                      UNIVERSAL BROADBAND NETWORKS, INC.
                                        PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    ASSETS
                                                                                    JUNE 30,        MARCH 31,
                                                                                      2000            2000
                                                                                 -------------   -------------
                                                                                  (Unaudited)
Current assets:
     Cash....................................................................    $        358    $      1,176
     Accounts receivable, net of allowance for doubtful accounts of $330.....              92              64
     Prepaid expenses and other current assets...............................             889             645
                                                                                 -------------   -------------
Total current assets.........................................................           1,339           1,885

Property and equipment, net of accumulated depreciation of $4,185 and $2,796,
   respectively..............................................................          21,912          15,235
Other assets, net............................................................           4,998           3,216
                                                                                 -------------   -------------
          Total assets.......................................................    $     28,249    $     20,336
                                                                                 =============   =============

                                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued liabilities................................    $     11,280    $      9,522
     Accrued payroll, benefits and related costs.............................             731             647
     Equipment financing and line of credit arrangement......................          20,663          14,222
     Current portion of obligations under capital leases.....................             682             402
     Short-term debt.........................................................           1,005               -
                                                                                 -------------   -------------
Total current liabilities....................................................          34,361          24,793

Obligations under capital leases, less current portion.......................           1,577             788
Long term notes payable......................................................           5,314               -
                                                                                 -------------   -------------
Total liabilities............................................................          41,252          25,581
                                                                                 -------------   -------------
Shareholders' deficit:
     Series A Convertible Preferred Stock, $.01 par value; authorized
       1,000,000 shares; 0 and 2,000 issued and outstanding,
       liquidation preference of $0 and $2,000...............................               -               -
     Common Stock, $.001 par value; authorized 50,000,000 shares;
       20,845,123 and 20,283,508 issued and outstanding, respectively........              21              20
     Additional paid-in capital..............................................          43,938          39,347
     Accumulated deficit.....................................................         (56,962)        (44,612)
                                                                                 -------------   -------------
Total shareholders' deficit..................................................         (13,003)         (5,245)
                                                                                 -------------   -------------
Total liabilities and shareholders' deficit..................................    $     28,249    $     20,336
                                                                                 =============   =============

                    See accompanying notes to consolidated condensed financial statements.

                       UNIVERSAL BROADBAND NETWORKS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                         ------------------
                                                   JUNE 30, 2000   JUNE 30, 1999
                                                   -------------   -------------
                                                                   (as restated)

Revenues .......................................   $        683    $        925
                                                   -------------   -------------
Operating expenses:
  Network expenses .............................          2,338             383
  Payroll and related expenses .................          2,052             896
  Selling, general and administrative expenses .          5,072           1,570
  Depreciation and amortization ................          1,531             167
                                                   -------------   -------------
     Total operating expenses ..................         10,993           3,016
                                                   -------------   -------------
Operating loss .................................        (10,310)         (2,091)

  Interest income ..............................             33               -
  Interest expense, including amortization of
    deferred financing costs ...................         (2,050)              -
                                                   -------------   -------------
Net loss .......................................        (12,327)         (2,091)

Preferred stock dividends ......................            (23)            (93)
Preferred stock beneficial conversion feature ..              -            (448)
                                                   -------------   -------------
Net loss applicable to common shareholders .....   $    (12,350)   $     (2,632)
                                                   =============   =============

Net loss per share, basic and diluted ..........   $      (0.60)   $      (0.16)
                                                   =============   =============
Weighted-average number of shares,
 basic and diluted .............................     20,615,476      16,962,250
                                                   =============   =============

     See accompanying notes to consolidated condensed financial statements.

                                       UNIVERSAL BROADBAND NETWORKS, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (AMOUNTS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                  JUNE 30, 2000   JUNE 30, 1999
                                                                                  -------------   -------------
                                                                                                  (as restated)
Cash flows used in operating activities:
   Net loss....................................................................   $    (12,327)   $     (2,091)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization...........................................          1,531             167
       Amortization of deferred financing costs................................          1,231               -
       Stock options and warrants issued as professional expense...............            954               -
       Stock issued for services...............................................            407             140
       Accrued interest........................................................            710               -
       Changes in current assets and liabilities...............................
           Accounts receivable.................................................            (28)           (384)
           Prepaid expenses and other current assets...........................            255             127
           Other assets........................................................             75               -
           Account payable and accrued liabilities.............................          1,407             238
           Accrued payroll, benefits and related costs.........................             83             (33)
                                                                                  -------------   -------------
   Net cash used in operating activities.......................................         (5,702)         (1,836)
                                                                                  -------------   -------------

Cash flows used in investing activities:
   Purchases of fixed assets...................................................         (1,189)           (676)
   Receipt of loan from shareholder............................................              -              80
   Purchase of licenses and other assets ......................................              -            (153)
                                                                                  -------------   -------------
   Net cash used in investing activities.......................................         (1,189)           (749)
                                                                                  -------------   -------------

Cash flows provided by financing activities:
   Borrowings of short-term debt...............................................          1,000               -
   Borrowings of long-term debt................................................          5,250               6
   Repayment of loan to shareholders...........................................              -            (157)
   Repayment of capital leases.................................................           (177)              -
   Proceeds from sale of preferred stock, net..................................              -           1,790
   Proceeds from sale of common stock, net.....................................              -             800
                                                                                  -------------   -------------
   Net cash provided by financing activities...................................          6,073           2,439
                                                                                  -------------   -------------

Net decrease in cash...........................................................           (818)           (146)
Cash at beginning of period....................................................          1,176             903
                                                                                  -------------   -------------
Cash at end of period..........................................................   $        358    $        757
                                                                                  =============   =============

Supplemental schedule of non-cash investing and financing activities:
   Increase of liabilities relating to asset purchases.........................   $      6,899    $          -
                                                                                  =============   =============
   Issuance of warrants in conjunction with financing arrangements.............   $      2,706    $          -
                                                                                  =============   =============
   Preferred stock dividends paid in common stock..............................   $        162    $          -
                                                                                  =============   =============

Other disclosures:
   Cash paid during the period for interest....................................   $         94    $         10
                                                                                  =============   =============

                     See accompanying notes to consolidated condensed financial statements.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

Universal Broadband Networks, Inc. (the "Company") operates through several wholly-owned subsidiaries: IJNT, Inc. ("IJNT"), Ubee Network Enterprises, Inc. ("UBEE"), Access Communications, Inc. ("Access"), Webit of Utah, Inc. ("Webit"), UrJet Backbone Network, Inc. ("UBN"), Man Rabbit House Multimedia, Inc. ("MRHM"), GIjargon.com ("GI"), and Global Broadband Services, Inc. ("Global"). Certain of the subsidiaries are inactive, including Webit, GI and Global. The accompanying consolidated condensed financial statements include the accounts of the Company and the aforementioned subsidiaries. On July 25, 2000 the shareholders of the Company ratified the proposal to change the name of the Company from IJNT.net, Inc. to Universal Broadband Networks, Inc. and the stock ticker was correspondingly changed to UBNT. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated condensed balance sheet at June 30, 2000, and the consolidated condensed statements of operations and cash flows for the three months ended June 30, 2000 and 1999 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on July 10, 2000.

Certain reclassifications have been made to the June 30, 1999 and March 31, 2000 information to conform to the June 30, 2000 presentation.

2.   GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. During the quarter ended June 30, 2000, the Company experienced a net loss of $12,327 and had negative cash flows from operations of $5,702. In addition, the Company had substantial working capital and shareholders' deficits at June 30, 2000. Lastly, the Company has significant present and future working capital demands, which will require substantial equity and debt financing which have not yet been secured. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3.   SHAREHOLDERS' EQUITY

STOCK GRANTS

For the three months ended June 30, 2000, the Company issued 18,679 shares of common stock in exchange for various professional services. The fair value of the stock issued of $107 has been charged to operations.

Effective for the fiscal year beginning April 1, 2000, non-employee directors receive an annual fee in the form of shares of the Company's common stock with a fair market value of $60 as of the 31st of May each year. Accordingly, on May 31, 2000, the Company's non-employee directors, Messrs. Torney, Charles, Cubley, Kramer and Pazian, received $60 of the Company's common stock valued at the fair market price of $2.88 a share, a total of 20,833 shares each, or a total of 104,165 shares issued. The total fair value of the stock issued of $300 has been charged to operations.

On March 31, 2000, the Company executed a severance and purchase agreement with an employee. The agreement provided for the issuance of 75,000 shares of common stock valued at $602 for the purchase of such employee's 5% ownership interest in UBN. The Company was owed $241 by the employee, which was offset against the amount ultimately paid. Net shares totaling 45,040 were issued to the employee during the quarter ended June 30, 2000. The $602 was recorded by the Company as goodwill during the year ended March 31, 2000, which was determined to be impaired as of March 31, 2000.

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

A dividend of 8% per year accrues on unconverted Preferred Stock held by the Investors. The dividend is not paid in cash but is converted into additional shares of the Company's common stock at the time of the Preferred Stock conversion. As of June 30, 2000, all the Preferred Stock and related dividends had been converted to common stock. Dividends incurred for the three months ended June 30, 2000 were $23.

During the three months ended June 30, 2000, the remaining 2,000 shares of Preferred Stock were converted into 364,299 shares of common stock and $162 in related dividends was converted into 29,432 shares of common stock, for a total of 393,731 shares of common stock issued in connection with the Preferred Stock conversions.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3.   SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS GRANTED TO PURCHASE COMMON STOCK

During the three months ended June 30, 2000, in conjunction with the issuance of various debt obligations, the Company issued warrants to purchase 644,541 shares of common stock (see Note 7 on debt arrangements).

In connection with execution of a financial advisory services agreement on May 22, 2000 with a national investment banking firm, the Company granted warrants to purchase 250,000 share of common stock at a price of $6.06 per share. The warrants expire five years from the date of grant. The Company valued the warrants at $801 using the Black-Scholes Option Pricing Model. The warrant agreement requires the Company to obtain effective registration of the shares underlying the warrants by November 22, 2000. The Company has expensed the entire value of the warrant during the quarter ended June 30, 2000.

The Company is involved in a dispute with a third party consultant concerning consideration the Company was allegedly expected to pay with respect to various financial advisory services. The Company has reached a settlement with the consultant whereby it has agreed to issue warrants to purchase 75,000 shares of the Company's common stock with an exercise price of $5.00. The Company valued the warrants at $146 using the Black-Scholes Option Pricing Model. Such warrants were issued in August 2000 and have been accrued as of June 30, 2000.

At June 30, 2000, there were warrants to purchase shares of the Company's common stock as shown in the table below. The weighted average exercise price of all warrants below is $6.10 per share. All the warrants below are immediately exercisable.

The following represents all warrants outstanding as of June 30, 2000:

        GRANT DATE                 EXERCISE PRICE        NUMBER OF SHARES
        ----------                 --------------        ----------------
        May 27, 1999                 $     3.24               25,000
        May 27, 1999                 $     3.24               25,000
        July 16, 1999                $     2.50               75,000
        July 30, 1999                $     4.97              492,094
        January 4, 2000              $     9.88              560,938
        April 6, 2000                $     1.95              100,000
        April 17, 2000               $     6.06              412,541
        May 22, 2000                 $     6.06              250,000
        May 23, 2000                 $     3.91               32,000
        June 5, 2000                 $     2.88              200,000
                                                          -----------
                                                           2,172,573
                                                          ===========

OPTIONS GRANTED TO PURCHASE COMMON STOCK

The Company's Board of Directors adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan") during the year ended March 31, 2000. Both of the Plans require shareholder approval, which was obtained on July 25, 2000 at the 2000 Annual Meeting of Stockholders.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3.   SHAREHOLDERS' EQUITY (CONTINUED)

Under terms of the Management Plan and the Equity Plan, on May 17, 2000 the Company granted options to purchase 36,750 shares of common stock to certain employees at $4.63 per share, on May 23, 2000, the Company granted options to purchase 402,000 shares of common stock to various officers and employees at $3.91, and on May 31, 2000, the Company granted options to purchase 575,000 shares of common stock to certain executives at $2.88 per share, the closing stock price of the Company's common stock on such grant dates. In addition, pursuant to terms of an employment contract with the Company's Chief Executive Officer ("CEO"), on June 19, 2000 the Company granted options to purchase one million shares of common stock to it's CEO at $5.28 per share, the closing stock price of the Company's common stock on such grant date. These plans are "non-compensatory" under APB No. 25, and accordingly, no compensation expense was recorded in connection with these grants.

On April 13, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.03 per share. The exercise price equaled the closing price of the Company's common stock at the date of grant. The Company valued the options at $153 using the Black-Scholes Option Pricing Model and recorded the expense to operations during the quarter ended June 30, 2000.

4.   EARNINGS PER SHARE DISCLOSURE

Basic earnings per share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase that are outstanding during the period. Net loss applicable to common shareholders has been increased for the effect of the preferred stock dividends and beneficial conversion features (see Note 3).

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Shares issuable upon conversion of Preferred Stock of 0 and 1,052,155, respectively, exercise of stock options of 600,490 and 0 respectively, and upon the exercise of outstanding warrants totaling 2,172,573 and 50,000 as of June 30, 2000 and 1999, respectively, have been excluded from the computation since their effect would be antidilutive.

5.   RELATED PARTY TRANSACTION

At June 30 and March 31, 2000, the Company was owed $98 from J.R. Marple. Mr. Marple is the son of Jon Marple, the Chairman of the Board of Directors of the Company. Of this amount, $50 represents the amount J.R. Marple has agreed to pay to purchase the JustWebit domain name from the Company. Such domain name was acquired in the Webit of Utah purchase during a prior year. Such amount is to be repaid to the Company through the issuance of 84,700 shares of stock of JustWebit, which are traded over-the-counter, having a fair value approximating $50. The remainder represents $31 due to the Company in connection with an acquisition during the year ended March 31, 1999 and $17 cash funds advanced during the year ended March 31, 2000. Such amounts are to be repaid to the Company through the issuance of 68,600 shares of stock of JustWebit, having a fair value approximating $60. The shares issued to the Company are restricted pursuant to Rule 144. Such shares are to be issued subsequent to the quarter ended June 30, 2000.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.   EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") which provides for a line-of-credit of up to $7,000 ("Tranche A") as well as a term loan of up to $37,000 ("Tranche B"). However, the maximum combined borrowing under the Agreement cannot exceed $37,000. Furthermore, the Company is not able to borrow under Tranche B until a $30,000 equity infusion to UBN has been completed. If such infusion is not completed by October 30, 2000, the Tranche B commitment will terminate. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to IJNT or its other subsidiaries.

Borrowings under Tranche A can be used for working capital and general corporate purposes, bear interest at 13% and matured on July 31, 2000. As of June 30, 2000, $7,883 (including interest) was outstanding under Tranche A and no additional borrowings were available. The Company has obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A as follows:
$4,000 due August 15, 2000 and the remaining balance due October 1, 2000.


Borrowings under Tranche B can only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (9.5% at June 30, 2000) plus 3.75%. Tranche B is payable in twelve equal quarterly payments beginning in October 2000. As of June 30, 2000, no borrowings were outstanding under Tranche B as the Company had not completed the required equity infusion. However, as of June 30, 2000, the Company owes Nortel $12,780 for purchases of equipment and services. If the Company is able to complete the required equity infusion, these borrowings will be classified as Tranche B borrowings. If the required equity infusion is not completed, the Company will be required to pay for these purchases pursuant to normal vendor terms.

A summary of the borrowings under the Agreement follows:

                                            June 30, 2000   March 31, 2000
                                            -------------   --------------

         Tranche A                          $      7,883    $       7,646
         Tranche B                                    --               --
         Unfinanced purchases                     12,780            6,576
                                            -------------   --------------

         Total                              $     20,663    $      14,222
                                            =============   ==============

In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 3). The fair value of the warrants of approximately $1,943, as well as certain other costs related to the Agreement, were capitalized as deferred financing costs during the year ended March 31, 2000 and are being amortized over the life of the Tranche A loan.

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

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.   EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT (CONTINUED)

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

7.   OTHER DEBT

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

In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $1,689 using the Black-Scholes Option Pricing Model and is amortizing such amount over the 18 month life of the debt.

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

In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $84 using the Black-Scholes Option Pricing Model and is amortizing such amount over the 18 month life of the debt.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.   OTHER DEBT (CONTINUED)

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreements to borrow $1,000. Subsequent to June 30, 2000, this agreement was amended to include an additional $500 (see Note 9). The agreement provides for interest at 6% per annum, with principal and accrued interest due in August 2000. The agreement provides for default interest at a rate of 24% per annum. The agreement requires the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provides for a 2% per month cash penalty if such registration is not effective on said date. The agreement has been personally guaranteed by the Chairman of the Board of Directors of the Company. The lender has agreed to extend the maturity date to August 15, 2000. However, the note will continue to accrue interest at the default rate until repaid.

In conjunction with the agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.875 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $933 using the Black-Scholes Option Pricing Model and is amortizing such amount over the life of the debt.

8.   COMMITMENTS AND CONTINGENCIES

DISPOSITION OF MRHM

During the quarter ended June 30, 2000, the Company's Board of Directors directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $538 and $29, respectively, as of June 30, 2000, and a net loss from operations approximating $745 for the quarter ended June 30, 2000, before any accruals related to office closing costs. MRHM provides a variety of web design and web hosting services. Management of the Company expects to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. Management of the Company has not identified MRHM as a separate business line which requires discontinued operations accounting. MRHM has two office leases, which require minimum lease payments aggregating $1,618 over the next five years.

On July 31, 2000 negotiations for the sale of MRHM were discontinued, and the operations of MRHM were largely terminated on August 1, 2000. A reduced staff is providing for the orderly transition of hosting operations to alternative providers and the windup of development projects. In connection with such termination, the Company has recognized the impairment of $290 of fixed assets and various other current assets and deposits. The Company is reviewing MRHM's real estate leases to determine whether to sublet the premises or terminate the leases. The net termination obligation, if any, associated with these leases has not yet been determined by management.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

DISPOSITION OF SATELLITE OFFICES

The Company has wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. The Board of Directors has instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The net book value of the fixed assets of the satellite offices approximated $1,195 at June 30, 2000. The satellite offices have various office leases, which require minimum lease payments aggregating $1,536 over the next five years. Management has concluded to sell the satellite offices. If a sale is not effected by September 1, 2000, such offices will be closed. There is an uncertainty as to the actual amount the Company will ultimately receive in its realization of the assets of the satellite offices, if they are sold. As a result, such assets may ultimately be determined to be impaired. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the net termination obligation, if any, associated with the satellite office facilities and equipment operating leases has not yet been determined by management.

9.   SUBSEQUENT EVENTS

PREFERRED STOCK ISSUANCE

On July 21, 2000, 100,000 shares of Series B Convertible Preferred Stock were issued to an investor at the rate of $10.00 per share. The shares are convertible into common stock of the Company at a rate equal to 65% of the lower of the following: (a) the average quoted closing price of the common stock of the twenty trading days immediately prior to the conversion, or (b) the last quoted bid price of the common stock at the time of the conversion; provided, however, that the conversion price shall in neither case be higher than 110% nor lower than 50% of the price of the common stock at the close of business on July 7, 2000, which was $4.00. The reduced conversion price represents a beneficial conversion feature which the Company has valued at $394. Commensurate with this transaction, the Company issued 1,000,000 warrants to purchase common stock of the Company. The exercise price will be determined using the same calculation noted above for the Preferred Stock. The Company valued the warrants at $2,079 using the Black-Scholes Option Pricing Model. No shares have been converted as of the date of this report.

In conjunction with the agreement, the Company issued warrants to the placement agent to purchase 100,000 shares of common stock. The exercise price will be determined using the same calculation noted above for the Preferred Stock. The Company valued the warrants at $259 using the Black-Scholes Option Pricing Model.

DEBT FINANCING

On August 2, 2000, the Company entered into a Secured Convertible Promissory Note Agreement to borrow $8,795. Of this amount, $1,295 was received on July 7, 2000 and previously disclosed in the Company's Form 10K which was filed with the SEC on July 10, 2000. An additional $2,500 was received on August 3, 2000. The receipt of the remaining funds is contingent upon the Company's registration of the underlying common stock with the SEC. This registration statement must be effective no later than October 31, 2000 and the Company could incur substantial increased costs and liquidated damages if the registration statement is not filed and declared effective on a timely basis.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.   SUBSEQUENT EVENTS (CONTINUED)

The entire note becomes convertible 91 days after the date of original issuance. Prior to the date on which the note becomes convertible, the Company may repay the note at an optional prepayment price of 133% of the principal amount of the note plus accrued interest. The entire note is convertible into shares of the Company's common stock at a price equal to 75% of the average of the five per share market values immediately preceding the conversion date. The reduced conversion price represents a beneficial conversion feature which the Company has valued at $1,470. The note bears interest at the rate of 8% per annum, and is due and payable, if not converted, on August 2, 2003.

In connection with the above agreement, the Company issued warrants to a broker for services rendered to purchase 200,000 shares of common stock at a price of $3.00 per share. The Company valued the warrants at $502 using the Black-Scholes Option Pricing Model.

On July 7, 2000, the Company amended the Note and Warrant Purchase Agreement which was originally dated June 5, 2000, to borrow an additional $500. The agreement provides for interest at 6% per annum, with principal and accrued interest due August 3, 2000. The agreement provides for default interest at a rate of 24% per annum. The agreement requires the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provides for a 2% per month cash penalty if such registration is not effective on said date. The agreement has been personally guaranteed by the Chairman of the Board of Directors of the Company. The lender has agreed to extend the maturity date to August 15, 2000. However, the note will continue to accrue interest at the default rate until repaid.

In conjunction with the agreement, the Company issued warrants to the holder of the note to purchase 100,000 shares of common stock at a price of $4.06 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $279 using the Black-Scholes Option Pricing Model.

10.  CHANGES TO JUNE 1999 CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

                       UNIVERSAL BROADBAND NETWORKS, INC.


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

The majority of the Company's revenues were derived from its wireless and dial-up ISP operations under the name of "UrJet Internet" for the three months ending June 30, 2000 and 1999. The Company currently operates in five markets:
Salt Lake City, Utah; Beaumont, Texas; Houston, Texas; San Francisco Bay Area, California; and Irvine/Orange County, California.

The Company's main subsidiary, UBN, was formed in the last calendar quarter of 1998 in order to provide telecommunication services to small and medium-sized businesses in the continental United States west of the Mississippi River. Through UBN, the Company intends to build a super-regional network focusing on Tier II and III markets commencing with Southern California and then expanding to the remainder of California, Oregon and Washington, followed by a general eastward expansion to the Mississippi. The rollout will systematically target strategic markets and will emphasize underserved markets in Tiers II and III. The Company's network will be exclusively carrier grade, and will integrate traditional Class V voice switching technology, Soft-Switches, xDSL service platforms, VoDSL and VoIP gateways and ATM network transport, enabling the Company to offer a broad range of products and services, efficient delivery mechanisms and bundled solutions. The Company plans to focus its sales strategy on retail sales channels, including a direct hire sales force, telemarketing, and other targeted marketing approaches. Additionally, the Company intends to widen its value proposition by not only providing carrier services for the delivery of voice and data content, but enhanced application services based on a transactional-level sales model.

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of June 30, 2000, the Company has installed a Class V voice switch and redundant IP and ATM network core, received approval for 16 Pacific Bell Central Office co-locations, executed several multiple tenant units ("MTU") contracts, built a fiber network connecting Orange County, San Francisco, and Silicon Valley, California with, Houston and Beaumont, Texas, and Salt Lake City, Utah and has received competitive local exchange carrier ("CLEC") operating authority in four states in the target markets. The Company also has applications for CLEC operating authority pending in 11 additional states in its target markets.

The Man Rabbit House Multimedia ("MRHM") subsidiary provides high-end web site design and development for a diverse range of clients. See discussion below regarding the closure of MRHM.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Total revenues decreased 26% or $0.2 million to $0.7 million for the three months ending June 30, 2000 compared to revenues of $0.9 million for the three months ending June 30, 1999. Revenue contributed by wireless and dialup services was 61% of the total revenue for the three months ended June 30, 2000 compared to 60% of total revenue for the previous year. Revenue contributed by the UBN subsidiary was 10% for the quarter ended June 20, 2000 compared to 2% for the previous year's quarter.

Revenue contributed by the MRHM subsidiary was 29% for the current quarter, compared to 38% of total revenue for the quarter ended June 30, 1999. During the quarter ended June 30, 2000, the Company's Board of Directors directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $0.5 million and $29,415, respectively, as of June 30, 2000, and a net loss from operations approximating $0.7 million for the quarter ended June 30, 2000, before accruals for closing costs. MRHM provides a variety of web design and web hosting services. Management of the Company expects to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. Management of the Company has not identified MRHM as a separate business line which requires discontinued operations accounting. MRHM has two office leases, which require minimum lease payments aggregating $1.6 million over the next five years.

On July 31, 2000 negotiations for the sale of MRHM were discontinued, and the operations of MRHM were largely terminated on August 1, 2000. A reduced staff is providing for the orderly transition of hosting operations to alternative providers and the windup of development projects. In connection with such termination, the Company has recognized the impairment of $0.3 million of fixed assets and various other current assets and deposits. The Company is reviewing MRHM's real estate leases to determine whether to sublet the premises or terminate the leases. The net termination obligation, if any, associated with these leases has not yet been determined by management.

The Company has wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. The Board of Directors has instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The net book value of the fixed assets of the satellite offices approximated $1.2 million at June 30, 2000. The satellite offices have various office leases, which require minimum lease payments aggregating $1.5 million over the next five years. Management has concluded to sell the satellite offices. If a sale is not effected by September 1, 2000, such

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

offices will be closed. There is an uncertainty as to the actual amount the Company will ultimately receive in its realization of the assets of the satellite offices, if they are sold. As a result, such assets may ultimately be determined to be impaired. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the net termination obligation, if any, associated with the satellite office facilities and equipment operating leases has not yet been determined by management.

The Company incurred network expenses totaling $2.3 million for the three months ended June 30, 2000 compared to $0.3 million for the three months ended June 30, 1999, an increase of 511% or $2.0 million. The Company's main subsidiary, UBN, generated $1.4 million of this increase, comprised of significant network development costs incurred to install circuit lines and establish co-location sites to deploy the Los Angeles market-area network in preparation for offering high speed data and voice communication services. It is anticipated that total network expenses will continue to increase for the foreseeable future, although the Company plans to generate additional revenue to offset, or partially offset, such costs.

The Company incurred payroll and related expenses of $2.0 million for the three months ended June 30, 2000 compared to $0.9 million for the three months ended June 30, 1999, an increase of 129% or $1.1 million. The increase is due to growth in headcount in all areas of the Company to support its growth objectives. The increase in headcount has occurred primarily in the UBN subsidiary as the Company added staff to support its network deployment and business expansion objectives.

The Company incurred total selling, general and administrative expenses ("SG&A") of $5.1 million for the three months ended June 30, 2000, compared with $1.6 million for the three months ended June 30, 1999, an increase of $3.5 million or 223%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's offices throughout the United States. Also, during the three months ended June 30, 2000, the Company issued 18,679 shares of its common stock in exchange for professional services and 104,165 shares to its non-employee Directors. The fair value of the shares issued of $0.1 million and $0.3 million, respectively, has been charged to operations. In addition, the Company issued 250,000 warrants and 20,500 options to purchase common stock various professional consultants. Management valued the warrants and options using the Black-Scholes Option Pricing Model and recorded professional expense of $0.8 and $0.2 million, respectively, during the quarter ended June 30, 2000.

The Company incurred depreciation and amortization costs of $1.5 million for the three months ended June 30, 2000 compared to $0.2 million for the corresponding period of the previous year, an increase of $1.3 million or 815%. The increase is due to the large amounts of fixed assets placed into service during fiscal 2000, particularly for computer equipment and network equipment.

The Company incurred interest expense of $2.1 million in the three months ended June 30, 2000. Of this amount, $0.1 million was cash paid on various notes and leases payable, $0.7 million was accrued on various notes, including the obligations to Nortel Networks and $1.2 represented the amortization of deferred financing costs on various notes payable, including Nortel Networks. See further discussion in Notes 2 and 7 in the Consolidated Condensed Financial Statements.

The Company incurred a net loss of $12.3 million for the three months ended June 30, 2000, compared to a net loss of $2.1 million for the three months ended June 30, 1999. The Company plans to increase revenues and gross profit in the upcoming fiscal year while controlling the growth of SG&A expenses. The Company does not anticipate generating net income in the near future, although a decrease in the net loss is expected.

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash used in operating activities was $5.7 million for the three months ended June 30, 2000 compared to $1.8 million for the three months ended June 30, 1999. Cash was impacted primarily by the Company's operating loss for the three months ended June 30, 2000 partially offset through the payment of certain expenses with stock ($0.4 million) and warrants and options ($1.0 million), depreciation and amortization ($1.5 million) and delaying the payment of certain accounts payable.

The Company's operations have required substantial capital investment for the procurement, design and construction of the voice and data network infrastructure, the purchase of telecommunications equipment, and the design and development of the operational support system. Capital expenditures were approximately $8.1 million (including amounts financed through capital leases and other liabilities) for the quarter ended June 30, 2000 and $0.7 million for the quarter ended June 30, 1999. The Company expects that the capital expenditures and working capital requirements will be substantially higher in future periods in connection with the purchase of infrastructure equipment, the development and expansion of the network, and the development of new markets.

Cash was provided primarily by borrowing of short and long term debt. See further discussion below of stock transactions and financing proceeds for the quarter ended June 30, 2000.

GOING CONCERN

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended June 30, 2000, the Company experienced a net loss of $12.3 million and had negative cash flows from operations of $5.7 million. In addition, the Company had substantial working capital and shareholders deficits at June 30, 2000. Lastly, the Company has significant present and future working capital demands, which will require substantial equity and debt financing which have not yet been secured. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

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

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") which provides for a line-of-credit of up to $7 million ("Tranche A") as well as a term loan of up to $37 million ("Tranche B"). However, the maximum combined borrowing under the Agreement cannot exceed $37 million. Furthermore, the Company is not able to borrow under Tranche B until a $30 million equity infusion to UBN has been completed. If such infusion is not completed by October 30, 2000, the Tranche B commitment will terminate. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to IJNT or its other subsidiaries.

Borrowings under Tranche A can be used for working capital and general corporate purposes, bear interest at 13% and matured on July 31, 2000. As of June 30, 2000, $7.9 million (including interest) was outstanding under Tranche A and no additional borrowings were available. The Company has obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A as follows:
$4.0 million due August 15, 2000 and the remaining balance due October 1, 2000.

Borrowings under Tranche B can only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (9.5% at June 30, 2000) plus 3.75%. Tranche B is payable in twelve equal quarterly payments beginning in October 2000. As of June 30, 2000, no borrowings were outstanding under Tranche B as the Company had not completed the required equity infusion. However, as of June 30, 2000, the Company owes Nortel $12.8 million for purchases of equipment and services. If the Company is able to complete the required equity infusion, these borrowings will be classified as Tranche B borrowings. If the required equity infusion is not completed, the Company will be required to pay for these purchases pursuant to normal vendor terms.

In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 3 to the consolidated condensed financial statements). The fair value of the warrants of approximately $1.9 as well as certain other costs related to the Agreement, were capitalized as deferred financing costs during the year ended March 31, 2000 and are being amortized over the life of the Tranche A loan.

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

Furthermore, the Agreement has restrictions related to specific activities, including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. At March 31, 2000, the Company was not in compliance with several of such covenants, but has subsequently entered into an amendment to the Agreement which revised all such covenants effective March 31, 2000 and for all future periods.

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER DEBT

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

In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $1.7 million using the Black-Scholes Option Pricing Model and is amortizing such amount over the 18 month life of the debt.

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

In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $.1 million using the Black-Scholes Option Pricing Model and is amortizing such amount over the 18 month life of the debt.

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreements to borrow $1.0 million. Subsequent to June 30, 2000, this agreement was amended to include an additional $0.5 million (see Note 9 to the consolidated condensed financial statements). The agreement provides for interest at 6% per annum, with principal and accrued interest due in August 2000. The agreement provides for default interest at a rate of 24% per annum. The agreement requires the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provides for a 2% per month cash penalty if such registration is not effective on said date. The agreement has been personally guaranteed by the Chairman of the Board of Directors of the Company. The lender has agreed to extend the maturity date to August 15, 2000. However, the note will continue to accrue interest at the default rate until repaid.

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In conjunction with the agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.875 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $0.9 million using the Black-Scholes Option Pricing Model and is amortizing such amount over the life of the debt.

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

A dividend of 8% per year accrues on unconverted Preferred Stock held by the Investors. The dividend is not paid in cash but is converted into additional shares of the Company's common stock at the time of the Preferred Stock conversion. As of June 30, 2000, all the Preferred Stock and related dividends had been converted to common stock. Dividends incurred for the three months ended June 30, 2000 were $22,914.

During the three months ended June 30, 2000, the remaining 2,000 shares of Preferred Stock were converted into 364,299 shares of common stock and $0.2 million in related dividends was converted into 29,432 shares of common stock, for a total of 393,731 shares of common stock issued in connection with the Preferred Stock conversions.

OPTIONS GRANTED TO PURCHASE COMMON STOCK

The Company's Board of Directors adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan") during the year ended March 31, 2000. Both of the Plans require shareholder approval, which was obtained on July 25, 2000 at the 2000 Annual Meeting of Stockholders.

Under terms of the Management Plan and the Equity Plan, on May 17, 2000 the Company granted options to purchase 36,750 shares of common stock to certain employees at $4.63 per share, on May 23, 2000, the Company granted options to purchase 402,000 shares of common stock to various officers and employees at $3.91, and on May 31, 2000, the Company granted options to purchase 575,000 shares of common stock to certain executives at $2.88 per share, the closing stock price of the Company's common stock on such grant dates. In addition, pursuant to terms of an employment contract with the Company's Chief Executive Officer ("CEO"), on June 19, 2000 the Company granted options to purchase one million shares of common stock to it's CEO at $5.28 per share, the closing stock price of the Company's common stock on such grant date. These plans are "non-compensatory" under APB No. 25, and accordingly, no compensation expense was recorded in connection with these grants.

On April 13, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.03 per share. The exercise price equaled the closing price of the Company's common stock at the date of grant. The Company valued the options at $0.2 million using the Black-Scholes Option Pricing Model and recorded the expense to operations during the quarter ended June 30, 2000.

                       UNIVERSAL BROADBAND NETWORKS, INC.


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

COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS

As disclosed elsewhere herein, the Company is subject to various requirements to register common stock and the common stock underlying convertible preferred stock and various warrants. The Company is subject to various penalties for failure to register such securities, the amount of which could be material to the Company's consolidated financial condition, results of operations and cash flows. The Company intends to file a registration statement on Form S-3 in August, 2000 to register the necessary securities.

INFLATION

The Company's management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates after its systems are launched, if necessary, to keep pace with inflationary increases in costs.

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUBSEQUENT EVENTS

PREFERRED STOCK ISSUANCE

On July 21, 2000, 100,000 shares of convertible preferred stock were issued to an investor at the rate of $10.00 per share. The shares are convertible into common stock of the Company at a rate equal to 65% of the lower of the following: (a) the average quoted closing price of the common stock of the twenty trading days immediately prior to the conversion, or (b) the last quoted bid price of the common stock at the time of the conversion; provided, however, that the conversion price shall in neither case be higher than 110% nor lower than 50% of the price of the common stock at the close of business on July 7, 2000, which was $4.00. The reduced conversion price represents a beneficial conversion feature which the Company has valued at $0.4 million. Commensurate with this transaction, the Company issued 1,000,000 warrants to purchase common stock of the Company. The exercise price will be determined using the same calculation noted above for the Preferred Stock. The Company valued the warrants at $2.1 million using the Black-Scholes Option Pricing Model. No shares have been converted as of the date of this report.

In conjunction with the agreement, the Company issued warrants to the placement agent to purchase 100,000 shares of common stock. The exercise price will be determined using the same calculation noted above for the Preferred Stock. The Company valued the warrants at $0.3 million using the Black-Scholes Option Pricing Model.

DEBT FINANCING

On August 2, 2000, the Company entered into a Secured Convertible Promissory Note Agreement to borrow $8.8 million. Of this amount, $1.3 million was received on July 7, 2000 and previously disclosed in the Company's Form 10K which was filed on July 10, 2000. An additional $2.5 million was received on August 3, 2000. The receipt of the remaining funds is contingent upon the Company's registration of the underlying common stock with the SEC. This registration statement must be effective no later than October 31, 2000 and the Company could incur substantial increased costs and liquidated damages if the registration statement is not filed and declared effective on a timely basis.

The entire note becomes convertible 91 days after the date of original issuance. Prior to the date on which the note becomes convertible, the Company may repay the note at an optional prepayment price of 133% of the principal amount of the note plus accrued interest. The entire note is convertible into shares of the Company's common stock at a discount of 25% below the average closing price of the Company's common stock for the five business days preceding the conversion request. The reduced conversion price represents a beneficial conversion feature which the Company has valued at $1.5 million. The note bears interest at the rate of 8% per annum, and is due and payable, if not converted, on August 2, 2003.

In connection with the above agreement, the Company issued warrants to a broker for services rendered to purchase 200,000 shares of common stock at a price of $3.00 per share. The Company valued the warrants at $0.5 million using the Black-Scholes Option Pricing Model.

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 7, 2000, the Company amended the Note and Warrant Purchase Agreement which was originally dated June 5, 2000, to borrow an additional $0.5 million. The agreement provides for interest at 6% per annum, with principal and accrued interest due August 3, 2000. The agreement provides for default interest at a rate of 24% per annum. The agreement requires the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provides for a 2% per month cash penalty if such registration is not effective on said date. The agreement has been personally guaranteed by the Chairman of the Board of Directors of the Company. The lender has agreed to extend the maturity date to August 15, 2000. However, the note will continue to accrue interest at the default rate until repaid.

In conjunction with the agreement, the Company issued warrants to the holder of the note to purchase 100,000 shares of common stock at a price of $4.06 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $0.3 million using the Black-Scholes Option Pricing Model.

                       UNIVERSAL BROADBAND NETWORKS, INC.
                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business which are not expected to have a material impact on the Company's assets, operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following sets forth a description of all sales and issuances of the Company's securities during the period covered by this report and through the date of filing. With respect to each issuance, the Company relied upon one or more exemptions from registration under the Securities Act of 1933, including
Section 4(2) of the Securities Act, Rule 506 of Regulation D and Regulation S with respect to certain sales to non-U.S. Persons, as defined by Regulation S.

On August 2, 2000, the Company entered into a Secured Convertible Promissory Note Agreement to borrow $8.8 million from one accredited investor that is a non-United States person. The entire note is convertible into shares of the Company's common stock at a discount of 25% below the average closing price of the Company's common stock for the five business days preceding the conversion request.

On July 21, 2000, 150,000 shares of Series B Convertible Preferred Stock were issued to one accredited investor at the purchase price of $10.00 per share. The shares are convertible into common stock of the Company at a rate equal to 65% of the lower of the following: (a) the average quoted closing price of the common stock of the twenty trading days immediately prior to the conversion, or
(b) the last quoted bid price of the common stock at the time of the conversion; provided, however, that the conversion price shall in neither case be higher than 110% nor lower than 50% of the price of the common stock at the close of business on July 7, 2000, which was $4.00. Commensurate with this transaction, the Company issued warrants to purchase 1,500,000 shares of common stock of the Company. The exercise price will be determined using the same calculation noted above for the Preferred Stock. The warrants expire two years from the date of grant. In conjunction with the sale of the Series B Convertible Preferred Stock, the Company issued warrants to the placement agent to purchase 150,000 shares of common stock. The exercise price will be determined using the same calculation noted above for the Preferred Stock. The warrants expire five years from the date of grant.

In conjunction with the sale of the Series A Convertible Preferred Stock, the Company gave two investors warrants to purchase an aggregate of 50,000 shares of common stock at a price of $3.24 per share. Such warrants expire five years from the date of grant. The warrants have an adjustment provision, as defined, should the Company sell shares of common stock at a price below $3.24 per share.

In conjunction with the sale of the Series A Preferred Stock, the Company gave the placement agent warrants to purchase 75,000 shares of common stock at a price of $2.50 per share. In conjunction with the sale of Series B Preferred Stock, the Company gave the placement agent warrants to purchase 200,000 shares of common stock at a price of $3.00 per share. Such warrants expire five years from the date of grant. The warrants retain "piggy-back" registration rights.

In conjunction with a Note and Warrant Purchase Agreement, on June 5, 2000, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.875 per share. In conjunction with an amendment to the Note and Warrant Purchase Agreement, on July 7, 2000, the Company issued additional warrants to the holder of the note to purchase 100,000 shares of common stock at a price of $4.06 per share. The warrants expire three years from the date of grant.

In connection with execution of a financial advisory services agreement on May 22, 2000 with a national investment banking firm, the Company granted warrants to purchase 250,000 share of common stock at a price of $6.06 per share. The warrants expire five years from the date of grant.

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

On July 25, 2000, the Company held its Annual Meeting of Shareholders ("the Annual Meeting"). The Company's shareholders voted in favor of the matters voted upon at the Annual Meeting according to the following vote tabulation:

Proposal One: Election of Directors.

                                                        Abstentations and Broker
                           For              Withheld           Non-Votes
                           ---              --------           ---------
Jon H. Marple           18,320,862           238,570            27,969
Mary E. Blake           18,320,862           251,215            27,969
Michael A. Sternberg    18,320,862           175,000            27,969
Richard W. Torney       18,320,862           226,345            27,969
Richard F. Charles      18,320,862           247,345            27,969
H. Dean Cubley          18,320,862             1,500            27,969
Terry D. Kramer         18,320,862             1,000            27,969
Stephen E. Pazian       18,320,862                 -            27,969

Proposal Two: Amendments to Certificate of Incorporations and Bylaws, including name change to Universal Broadband Networks, Inc. ("UB Networks") and various other provisions.

               For:                            10,140,742
               Against:                           683,029
               Abstain:                            56,256

Proposal Three: Ratification of the 2000 Management Equity Incentive Plan and the 2000 Equity Incentive Plan employee stock option plans.

               For:                            11,099,968
               Against:                           548,050
               Abstain:                           232,199

Proposal Four: Ratification of BDO Seidman, LLP as independent accountants for the Company until revoked by further action.

               For:                            18,297,052
               Against:                            17,900
               Abstain:                            34,879

                       UNIVERSAL BROADBAND NETWORKS, INC.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (1)      Exhibits:

              27.1     Financial Data Schedule

     (2)      Reports on Form 8-K:

              The Company filed a report on Form 8-K on April 10, 2000 to report the change in registrant's certifying accountant.

                       UNIVERSAL BROADBAND NETWORKS, INC.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 14, 2000


                                           UNIVERSAL BROADBAND NETWORKS, INC.



                                           /S/ MICHAEL A. STERNBERG
                                           ------------------------------------
                                           Michael A. Sternberg
                                           Chief Executive Officer and Director


                                           /S/ KIM MARCUS
                                           ------------------------------------
                                           Kim Marcus
                                           Interim Chief Financial Officer
                                           (Principal Accounting Officer)