Form 10-Q
period 2000-09-30
UNIVERSAL BROADBAND NETWORKS INC
filed 2000-11-14
CIK 925739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

       /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of November 8, 2000 there were 22,948,444 shares of Common Stock outstanding.


================================================================================

                       UNIVERSAL BROADBAND NETWORKS, INC.
                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets as of September 30, 2000 (unaudited) and
            March 31, 2000................................................................................     3

          Consolidated Condensed Statements of Operations for the three months ended
            September 30, 2000 (unaudited) and September 30, 1999 (unaudited).............................     4

          Consolidated Condensed Statements of Cash Flows for the three months ended
            September 30, 2000 (unaudited) and September 30, 1999 (unaudited).............................     5

          Notes to Consolidated Condensed Financial Statements............................................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Condensed Financial
          Condition and Results of Operations.............................................................    17

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................    25

     Item 2.  Changes In Securities and Use of Proceeds...................................................    25

     Item 3.  Defaults Upon Senior Securities.............................................................    25

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................    25

     Item 5.  Other Information...........................................................................    25

     Item 6.  Exhibits and Reports on Form 8-K............................................................    26


SIGNATURES................................................................................................    27

* No information provided due to inapplicability of item.

                       UNIVERSAL BROADBAND NETWORKS, INC.
                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                ASSETS

                                                                                     SEPTEMBER 30,        MARCH 31,
                                                                                         2000                2000
                                                                                     -------------      -------------
                                                                                      (Unaudited)
Current assets:
     Cash....................................................................        $      1,576       $      1,176
     Accounts receivable, net of allowance for doubtful accounts of $545
       and $330, respectively................................................                 100                 64
     Prepaid expenses and other current assets...............................                 537                645
                                                                                     -------------      -------------
Total current assets.........................................................               2,213              1,885

Property and equipment, net of accumulated depreciation of $5,025
   and $2,796, respectively..................................................              15,160             15,235
Other assets, net............................................................               1,137              3,216
                                                                                     -------------      -------------
          Total assets.......................................................        $     18,510       $     20,336
                                                                                     =============      =============

                                  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued liabilities................................        $          -       $      9,522
     Accrued payroll, benefits and related costs.............................                   -                647
     Secured vendor financing (Note 7).......................................              13,042                  -
     Equipment financing and line of credit arrangement (Note 7).............               4,044             14,222
     Obligations under capital leases........................................               2,675                402
     Liabilities subject to compromise (Note 2)..............................              29,526                  -
                                                                                     -------------      -------------
Total current liabilities....................................................              49,287             24,793

Obligations under capital leases, less current portion.......................                   -                788
                                                                                     -------------      -------------

Total liabilities............................................................              49,287             25,581
                                                                                     -------------      -------------

Shareholders' deficit:
     Series A Convertible Preferred Stock, $.01 par value; authorized
       1,000,000 shares; 0 and 2,000 issued and outstanding,
       liquidation preference of $0 and $2,000...............................                   -                  -
     Series B Convertible Preferred Stock, $.01 par value; authorized
       150,000 shares; 100,000 and 0 issued and outstanding, liquidation
       preference of $1,000 and $0...........................................                   1                  -
     Common Stock, $.001 par value; authorized 50,000,000 shares;
       21,347,833 and 20,283,508 issued and outstanding, respectively........                  21                 20
     Additional paid-in capital..............................................              50,714             39,347
     Accumulated deficit.....................................................             (81,513)           (44,612)
                                                                                     -------------      -------------
Total shareholders' deficit..................................................             (30,777)            (5,245)
                                                                                     -------------      -------------
Total liabilities and shareholders' deficit..................................        $     18,510       $     20,336
                                                                                     =============      =============

          See accompanying notes to consolidated condensed financial statements.


                                      UNIVERSAL BROADBAND NETWORKS, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                              --------------------------             ------------------------
                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                           -------------      -------------      -------------      -------------
                                               2000               1999               2000               1999
                                               ----               ----               ----               ----
                                                              (as restated)                         (as restated)

Revenues...............................    $        634       $        740       $      1,317       $      1,665
                                           -------------      -------------      -------------      -------------
Operating expenses:
Network expenses.......................           2,890                626              5,228              1,009
Payroll and related expenses...........           1,733              1,156              3,785              2,052
Selling, general and
   administrative expenses.............           4,390              1,574              9,461              3,144
Depreciation and amortization..........           1,240                230              2,770                397
                                           -------------      -------------      -------------      -------------
        Total operating expenses.......          10,253              3,586             21,244              6,602
                                           -------------      -------------      -------------      -------------
Operating loss.........................          (9,619)            (2,846)           (19,927)            (4,937)

Interest income........................              16                 13                 48                 13
Interest expense, including
   amortization of deferred
   financing costs.....................          (1,254)              (350)            (3,305)              (350)
                                           -------------      -------------      -------------      -------------
Loss before reorganization items.......         (10,857)            (3,183)           (23,184)            (5,274)

Reorganization items...................         (10,466)                 -            (10,466)                 -
                                           -------------      -------------      -------------      -------------
Net Loss...............................         (21,323)            (3,183)           (33,650)            (5,274)

Preferred stock dividends..............               -                (54)               (23)              (147)
Preferred stock beneficial
   conversion feature..................            (249)                 -                  -               (448)
                                           -------------      -------------      -------------      -------------
Net loss applicable to common
   shareholders........................    $    (21,572)      $     (3,237)      $    (33,673)      $     (5,869)
                                           =============      =============      =============      =============

Net loss per share, basic and
   diluted.............................    $      (1.03)      $      (0.18)      $      (1.62)      $      (0.34)
                                           =============      =============      =============      =============
Weighted-average number of
   shares, basic and diluted...........      20,960,323         17,621,965         20,794,140         17,292,108
                                           =============      =============      =============      =============


          See accompanying notes to consolidated condensed financial statements.


                                      UNIVERSAL BROADBAND NETWORKS, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (AMOUNTS IN THOUSANDS)
                                                  (UNAUDITED)
                                                                                               SIX MONTHS ENDED
                                                                                               ----------------
                                                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                                                      -------------        -------------
                                                                                            2000               1999
                                                                                            ----               ----
                                                                                                           (as restated)

Cash flows used in operating activities:
   Net loss........................................................................   $     (33,650)       $    (5,274)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Reorganization items........................................................           9,023
       Depreciation and amortization...............................................           2,770                397
       Amortization and direct write-off of deferred financing costs...............           5,660                350
       Stock options and warrants issued as professional expense...................           1,101                  -
       Stock issued for services...................................................             554                748
       Accrued interest............................................................             821                  -
       Provision for doubtful accounts.............................................             260                  -
       Changes in current assets and liabilities
           Accounts receivable.....................................................            (297)              (402)
           Prepaid expenses and other current assets...............................             108                335
           Other assets............................................................            (314)                 -
           Account payable and accrued liabilities.................................            (995)             3,387
           Accrued payroll, benefits and related costs.............................              40                 17
                                                                                      --------------       ------------
   Net cash used in operating activities...........................................         (14,919)              (442)
                                                                                      --------------       ------------

Cash flows used in investing activities:
   Purchases of fixed assets.......................................................          (1,360)            (4,073)
   Receipt of loan due from shareholder............................................               -                (80)
   Purchase of licenses and other assets ..........................................               -                (70)
                                                                                      --------------       ------------
   Net cash used in investing activities...........................................          (1,360)            (4,223)
                                                                                      --------------       ------------

Cash flows provided by financing activities:
   Borrowings of short-term debt...................................................          19,545              7,000
   Repayment of short-term debt....................................................          (4,000)                 -
   Repayment of long-term debt.....................................................               -               (222)
   Repayment of loan to shareholders...............................................               -               (157)
   Repayment of capital leases.....................................................            (375)                 -
   Proceeds from exercise of warrants..............................................             225                  -
   Proceeds from sale of preferred stock, net......................................             834              1,790
   Proceeds from sale of common stock, net.........................................             450                800
                                                                                      --------------       ------------
   Net cash provided by financing activities.......................................          16,679              9,211
                                                                                      --------------       ------------

 Net increase in cash..............................................................             400              4,546
 Cash at beginning of period.......................................................           1,176                903
                                                                                      --------------       ------------
 Cash at end of period.............................................................   $       1,576        $     5,449
                                                                                      ==============       ============

Supplemental schedule of non-cash investing and financing activities:
   Increase of liabilities relating to asset purchases.............................   $       8,131        $         -
                                                                                      ==============       ============
   Issuance of warrants in conjunction with financing arrangements.................   $       2,985        $     1,944
                                                                                      ==============       ============
   Issuance of warrants in conjunction with preferred stock .......................   $       2,978        $         -
                                                                                      ==============       ============
   Beneficial conversion feature of preferred stock................................   $         249        $         -
                                                                                      ==============       ============
   Preferred stock dividends paid in common stock..................................   $         162        $         -
                                                                                      ==============       ============
Other disclosures:
   Cash paid during the period for interest........................................   $         176        $        10
                                                                                      ==============       ============
          See accompanying notes to consolidated condensed financial statements.

                                       5

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

On October 31, 2000 (the "Petition Date"), Universal Broadband Networks, Inc., and four of its wholly-owned subsidiaries (collectively the "Company") filed a petition for relief (the "Chapter 11 Case") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") Case Nos. SA 00-18281 JB, SA 00-18282 JB, SA 00-18283 JB, SA 00-18284 JB and SA 00-18286
JB. Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See Note 2 for additional information.

The Company operates through several wholly-owned subsidiaries: IJNT, Inc. ("IJNT"), Ubee Network Enterprises, Inc. ("UBEE"), Access Communications, Inc. ("Access"), Webit of Utah, Inc. ("Webit"), UrJet Backbone Network, Inc. ("UBN"), Man Rabbit House Multimedia, Inc. ("MRHM"), GIjargon.com ("GI"), and Global Broadband Services, Inc. ("Global"). Certain of the subsidiaries are inactive, including Access, Webit, GI and Global. The accompanying consolidated condensed financial statements include the accounts of the Company and the aforementioned subsidiaries. On July 25, 2000 the shareholders of the Company ratified the proposal to change the name of the Company from IJNT.net, Inc. to Universal Broadband Networks, Inc. and the stock ticker was correspondingly changed to UBNT. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 Case, such realization of assets and liquidation of liabilities are subject to uncertainty. In the Chapter 11 Case, a substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the September 30, 2000 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and will be either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Case is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, have been classified as liabilities subject to compromise in the accompanying balance sheet at September 30, 2000. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Case as reorganization items in the statement of operations for the six month period ended September 30, 2000. Certain additional disclosures including (1) claims not subject to reasonable estimation of the amount to be allowed and (2) any significant difference between reported interest expense and stated contractual interest (also required by SOP 90-7) will be provided in future financial statements when such amounts are determinable and/or when the related transactions occur.

The accompanying consolidated condensed balance sheets at September 30, 2000, and the consolidated condensed statements of operations and cash flows for the three and six months ended September 30, 2000 and 1999 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which (except as described in Notes 7 and 8) are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company, as it proposes to reorganize under chapter 11 of the Bankruptcy Code. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on July 10, 2000.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2.       BANKRUPTCY FILING AND OTHER SUBSEQUENT EVENTS

Bankruptcy Filing

As discussed in Note 1, the Company is currently a debtor-in-possession pursuant to the Bankruptcy Code. As such, management of the Company continues to conduct limited activities under the supervision of the Bankruptcy Court and, among other things, is granted a 120-day exclusive right to propose a plan of reorganization which must be approved by the creditors and confirmed by the Bankruptcy Court. In accordance with the provisions of the Bankruptcy Code, an automatic stay provides that creditors of the Company and other parties in interest are prevented from seeking repayment of pre-petition debts. Additionally, the Company must, unless otherwise approved by the Bankruptcy Court, refrain from payment of pre-petition indebtedness.

The Company's bankruptcy filing resulted in non-payment of $4.1 million payable on November 1, 2000 to a secured creditor (see Note 6). Because of the combination of this event and cross-default provisions included in the Company's other debt agreements (see Note 7) and in certain lease agreements, substantially all of the Company's indebtedness is in default and is now due and payable. The repayment of such indebtedness, if any, will be the subject of the Company's plan of reorganization. An important element in successfully reorganizing the Company will be the ability to sell certain assets to reduce indebtedness and provide funding for operations (see Note 8).

Subsequent to the Petition Date, the Company has rejected substantially all of its lease obligations. This rejection will result in lease rejection claims pursuant to the Bankruptcy Code. These claims have not yet been adjudicated by the Bankruptcy Court or estimated by the Company. As such, no expenses for these claims have been reflected in the financial statements of the Company.

As of the Petition Date, substantially all of the employees of the Company had been terminated. A substantial portion of the employees were terminated without salaries being paid in full for the final two weeks' employment. This corresponding expense and liability have been reflected in the Company's financial statements. This claim will be adjudicated through the bankruptcy proceedings.

As part of the process of attempting reorganization, the Company is pursuing various financing alternatives that may be available, although there can be no assurance that the Company will be able to successfully implement such alternatives. Though the Company intends to make efforts to increase revenues to improve operations, the Company's losses are expected to continue for the foreseeable future and the Company will require additional funding and financial support from a third party. There can be no assurance that such additional financing will be available on acceptable terms, that such funds, if available, would enable the Company to continue operating, or that the Company will be successful in increasing revenues. In addition, there is no assurance that the creditors and the Court will approve a reorganization plan that will allow the Company to survive.

Independent Certified Public Accountants

Effective as of October 31, 2000, the Company accepted the resignation of BDO Seidman, LLP as the Company's independent certified public accountant, which was tendered on that same date. No disagreements exist between the Company and BDO Seidman, LLP with respect to any financial statement of the Company or the presentation of any financial statement for which BDO Seidman, LLP, issued a report. The Company has not yet engaged another accountant to replace BDO Seidman, LLP. Accordingly, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (the "Next Quarterly Report"), has not been reviewed by an independent accountant. As the Company has been unable to prepare the Next Quarterly Report under the Company's normal review standards, the Company subsequently may be required to amend the Next Quarterly Report following its review by the Company's new accountants.

Trading Market

The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfies the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock resumed trading on the "Pink Sheets". No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock.

LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

The September 30, 2000 balances of liabilities that became subject to compromise on October 31, 2000 are as follows:

                                                       September 30, 2000
                                                       ------------------

        Accounts payable                                $          8,918
        Accrued payroll, benefits and related costs                  687
        Unsecured short term debt (Note 7)                        19,921
                                                        ----------------

        Total liabilities subject to compromise         $         29,526
                                                        ================

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.       SUBSEQUENT EVENT (CONTINUED)

Whether any secured claims may be undersecured or impaired by any reorganization plan that might be confirmed by the Bankruptcy Court is not presently determinable.

Reorganization items reported in the statement of operations include the following for the six month period ended September 30, 2000:

                                                     September 30, 2000
                                                     ------------------

        Fixed asset impairment                        $         6,995
        Other asset impairment                                    990
        Professional fees                                         150
        Accelerated amortization of deferred
           financing costs (Note 7)                             3,187
        Other liabilities                                        (856)
                                                      ----------------

        Total reorganization items                    $        10,466
                                                      ================

3.       SHAREHOLDERS' EQUITY

STOCK GRANTS

For the three and six months ended September 30, 2000, the Company issued 18,556 and 37,235, respectively, shares of common stock in exchange for various professional services. The fair value of the stock issued of $145 and $252, respectively, has been charged to operations. In addition, 821 shares of common stock were issued to an employee due to terms of an employment agreement for the three months ended September 30, 2000. The fair value of the stock issued of $2 has been charged to operations as compensation expense.

Effective for the fiscal year beginning April 1, 2000, non-employee directors receive an annual fee in the form of shares of the Company's common stock with a fair market value of $60 as of the 31st of May each year. Accordingly, on May 31, 2000, the Company's non-employee directors, Messrs. Torney, Charles, Cubley, Kramer and Pazian, received $60 of the Company's common stock valued at the fair market price of $2.88 a share, a total of 20,833 shares each, or a total of 104,165 shares issued. The total fair value of the stock issued of $300 was charged to operations in June 2000. Effective October 18, 2000, the Company recinded the grant of the S-8 shares to the non-employee Directors. In lieu of receiving stock, the Directors will be compensated commencing November 1, 2000 on a quarter annual basis in the amount of $3 cash per quarter and $1 per meeting plus reimbursement of out of pocket expenses.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.       SHAREHOLDERS' EQUITY (CONTINUED)

PRIVATE PLACEMENT

In September 2000, the Company sold shares of its common stock through a private placement. The Company issued 333,333 shares for net consideration of $450 (net of commissions of $50).

SERIES A CONVERTIBLE PREFERRED STOCK

In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Series A Preferred Stock") for a gross price of $2,000, net of commissions of $200. In May 1999, the Agreement was amended to include an additional 2,000 shares of Series A Preferred Stock, which netted $1,790 (net of $210 expenses) to the Company. The Series A Preferred Stock is convertible at a discount of 20% below the average closing price of the Company's common stock for the five business days preceding the conversion request.

A dividend of 8% per year accrues on unconverted Preferred Stock held by the Investors. The dividend is not paid in cash but is converted into additional shares of the Company's common stock at the time of the Preferred Stock conversion. As of September 30, 2000, all the Series A Preferred Stock and related dividends had been converted to common stock. Dividends incurred for the six months ended September 30, 2000 were $23.

During the three months ended June 30, 2000, the remaining 2,000 shares of Preferred Stock were converted into 364,299 shares of common stock and $162 in related dividends was converted into 29,432 shares of common stock, for a total of 393,731 shares of common stock issued in connection with the Series A Preferred Stock conversions.

SERIES B CONVERTIBLE PREFERRED STOCK

On July 21, 2000, the Company entered into an agreement with a private investor whereby the investor purchased 100,000 shares of the Company's convertible Preferred Series B Stock (the "Series B Preferred Stock") at a price of $10.00 per share for a gross price of $1,000, net of commissions of $166.

The convertible feature of the Series B Preferred Stock provides for a rate of conversion that is below market value. Under terms of the Agreement, the investors have the right to convert the Preferred Stock into common stock at a 25% discount from the average closing price of the Company's common stock for the five business days immediately preceding a request for conversion. Such feature represents a beneficial conversion feature which the Company has valued at $249.

In conjunction with the sale of the Preferred Stock, the Company granted the investors warrants to purchase 1,000,000 shares of common stock at a price of $2.00 per share and granted the placement agent warrants to purchase 150,000 shares of common stock at a price of $1.50 per share (see discussion below). In the calculation of basic and diluted net loss per share, the value of the beneficial conversion feature and the value of the placement agent warrants have increased the net loss applicable to common shareholders.

During the six months ended September 30, 2000, no shares of the Series B Preferred Stock were converted to common stock of the Company. Subsequent to September 30, 2000, 41,581 shares of Series B Preferred Stock were converted into 737,300 shares of common stock.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.       SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS GRANTED TO PURCHASE COMMON STOCK

During the three and six months ended September 30, 2000, in conjunction with the issuance of various debt obligations, the Company issued warrants to purchase 100,000 and 744,541, respectively, shares of common stock (see Notes 6 and 7 on debt arrangements).

Subsequent to September 30, 2000, the Company issued a warrant to purchase 100,000 shares of common stock at $1.50 to a consultant under terms of a consulting contract dated September 18, 2000. The Company valued the warrant at $140 using the Black-Scholes Option Pricing Model, and accrued the expense as of September 30, 2000.

In connection with the issuance of Series B Preferred Stock on July 21, 2000, the Company granted 1,000,000 warrants to the investors at $2.00 and 150,000 warrants to the placement agent at $1.50 to purchase shares of the Company's common stock. The Company valued the warrants at $2,079 and $397, respectively, using the Black-Scholes Option Pricing Model.

In September 2000, the placement agent exercised the warrant for 150,000 shares of the Company's common stock at a price of $1.50 per share.

In connection with execution of a financial advisory services agreement on May 22, 2000 with a national investment banking firm, the Company granted warrants to purchase 250,000 share of common stock at a price of $6.06 per share. The warrants expire five years from the date of grant. The Company valued the warrants at $801 using the Black-Scholes Option Pricing Model. The warrant agreement requires the Company to obtain effective registration of the shares underlying the warrants by November 22, 2000. The Company expensed the entire value of the warrant during the quarter ended June 30, 2000.

The Company was involved in a dispute with a third party consultant concerning consideration the Company was allegedly expected to pay with respect to various financial advisory services. The Company reached a settlement with the consultant whereby it agreed to issue warrants to purchase 75,000 shares of the Company's common stock with an exercise price of $5.00. The Company valued the warrants at $146 using the Black-Scholes Option Pricing Model. Such warrants were issued in August 2000, although the expense was recognized during the quarter ended June 30, 2000.

At September 30, 2000, there were warrants to purchase shares of the Company's common stock as shown in the table following. The weighted average exercise price of all warrants is $4.69 per share. All the warrants are immediately exercisable.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.       SHAREHOLDERS' EQUITY (CONTINUED)

The following represents all warrants outstanding as of September 30, 2000:

        GRANT DATE             EXERCISE PRICE        NUMBER OF
        ----------             --------------        ----------
                                                       SHARES
                                                       ------
        May 27, 1999            $      3.24             25,000
        May 27, 1999            $      3.24             25,000
        July 16, 1999           $      2.50             75,000
        July 30, 1999           $      4.97            492,094
        January 4, 2000         $      9.88            560,938
        April 6, 2000           $      1.95            100,000
        April 17, 2000          $      6.06            412,541
        May 22, 2000            $      6.06            250,000
        May 23, 2000            $      3.91             32,000
        June 5, 2000            $      2.88            200,000
        July 3, 2000            $      4.06            100,000
        August 4, 2000          $      5.00             75,000
        August 4, 2000          $      2.00          1,000,000
        August 4, 2000          $      3.00            200,000
                                                     ----------
                                                     3,547,573
                                                     ==========
OPTIONS GRANTED TO PURCHASE COMMON STOCK

The Company's Board of Directors adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan") during the year ended March 31, 2000. Both of the Plans require shareholder approval, which was obtained on July 25, 2000 at the 2000 Annual Meeting of Stockholders.

Under terms of the Management Plan and the Equity Plan, on May 17, 2000 the Company granted options to purchase 36,750 shares of common stock to certain employees at $4.63 per share, on May 23, 2000, the Company granted options to purchase 402,000 shares of common stock to various officers and employees at $3.91, on May 30, 2000, the Company granted options to purchase 10,000 shares of common stock to an employee at $3.09, on May 31, 2000, the Company granted options to purchase 575,000 shares of common stock to certain executives at $2.88 per share, and on August 1, 2000, the Company granted options to purchase 200,000 shares of common stock to an executive at $2.94 per share, the closing stock price of the Company's common stock on such grant dates. In addition, pursuant to terms of an employment contract with the Company's Chief Executive Officer ("CEO"), on June 19, 2000 the Company granted options to purchase one million shares of common stock to it's CEO at $5.28 per share, the closing stock price of the Company's common stock on such grant date. These plans are "non-compensatory" under APB No. 25, and accordingly, no compensation expense was recorded in connection with these grants.

On April 13, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.03 per share. The exercise price equaled the closing price of the Company's common stock at the date of grant. The Company valued the options at $153 using the Black-Scholes Option Pricing Model and recorded the expense to operations during the quarter ended September 30, 2000.

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

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Shares issuable upon conversion of Preferred Stock of 927,859 and 1,151,316, respectively, conversion of convertible debt of 8,267,513 and 0, respectively, exercise of stock options of 571,530 and 0 respectively, and upon the exercise of outstanding warrants totaling 3,547,573 and 617,094 as of September 30, 2000 and 1999, respectively, have been excluded from the computation since their effect would be antidilutive.

5.       RELATED PARTY TRANSACTION

At June 30 and March 31, 2000, the Company was owed $98 from JustWebit, a company whose CEO and principal shareholder is J.R. Marple. Mr. Marple is the son of Jon Marple, the former Chairman of the Board of Directors of the Company. Of this amount, $50 represents the amount J.R. Marple has agreed to pay to purchase the JustWebit domain name from the Company. Such domain name was acquired in the Webit of Utah purchase during a prior year. Such amount was to be repaid to the Company through the issuance of 84,700 shares of stock of JustWebit, which are traded over-the-counter, having a fair value approximating $50. The remainder represents $31 due to the Company in connection with an acquisition during the year ended March 31, 1999 and $17 cash funds advanced during the year ended March 31, 2000. Such amounts were to be repaid to the Company through the issuance of 68,600 shares of stock of JustWebit, having a fair value approximating $60. Such shares were issued during the quarter ended September 30, 2000 and are restricted pursuant to Rule 144. The Company has determined the shares to be without value and has written-off such balance in the accompanying statement of operations for the quarter ended September 30, 2000.

6.       EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") which provides for a line-of-credit of up to $7,000 ("Tranche A") as well as a term loan of up to $37,000 ("Tranche B"). However, the maximum combined borrowing under the Agreement cannot exceed $37,000. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30,000 equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement of the Agreement and allowing the Company to draw down $13,042 under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B will be allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to IJNT or its other subsidiaries.

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.       EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT (CONTINUED)

Borrowings under Tranche A can be used for working capital and general corporate purposes, bear interest at 13% and matured on July 31, 2000. As of September 30, 2000, $4,069 (including interest) was outstanding under Tranche A and no additional borrowings were available. The Company has obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000, however, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. See further discussion in Note 2.

Borrowings under Tranche B can only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (9.5% at September 30, 2000) plus 3.75%. Tranche B is payable in twelve equal quarterly payments beginning November 15, 2000. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel $12,780 for purchases of equipment and services. Effective September 20, 2000, Nortel allowed the Company to convert the unfinanced purchases into borrowings under Tranche B. As of September 30, 2000, $13,042 (including interest) was outstanding under Tranche B.

A summary of the borrowings under the Agreement follows:

                                        September 30,     March 31,
                                        -------------     ---------
                                           2000             2000
                                           ----             ----

        Tranche A                       $     4,069      $     7,646
        Tranche B                            13,042               --
        Unfinanced purchases                     --            6,576
                                        -----------      -----------

        Total                           $    17,111      $    14,222
                                        ===========      ===========


In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 3). The fair value of the warrants of approximately $1,943, as well as certain other costs related to the Agreement, were capitalized as deferred financing costs during the year ended March 31, 2000 and were amortized over the life of the Tranche A loan, completed in July 2000.

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

Furthermore, the Agreement has restrictions related to specific activities, including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. At March 31, 2000, the Company was in not in compliance with several of such covenants, but has subsequently entered into an amendment to the Agreement which revised all such covenants effective March 31, 2000 and for all future periods. However, in connection with the Chapter 11 Case, the Company is not in compliance with any of the covenants, and such non-compliance will be processed by the Bankruptcy Court throughout the Chapter 11 proceedings.

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

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.       OTHER DEBT (CONTINUED)

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreement to borrow $1,000. On July 7, 2000, this agreement was amended to include an additional $500. The agreement provides for interest at 6% per annum, with principal and accrued interest originally due in August 2000. The agreement provides for default interest at a rate of 24% per annum. The agreement requires the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provides for a 2% per month cash penalty if such registration is not effective on said date. The agreement has been personally guaranteed by the former Chairman of the Board of Directors of the Company and collateralized by trust deeds on two of his residences. The lender agreed to extend the maturity date to January 2, 2001. However, the note will continue to accrue interest at the default rate until repaid.

In conjunction with the agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.875 per share and 100,000 shares at a price of $4.06. The warrants expire three years from the date of grant. The Company valued the warrants at $933 and $279, respectively, using the Black-Scholes Option Pricing Model and is amortizing such amounts over the life of the debt.

On August 15, 2000, the Company entered into an unsecured Note Agreement to borrow $4,000. The agreement provides for interest at 13.73% per annum, with principal and accrued interest due December 15, 2000.

On August 2, 2000, the Company entered into a Convertible Promissory
Note Agreement to borrow $8,795. Of this amount, $1,295 was received on July 7, 2000 and previously disclosed in the Company's Form 10-K which was filed with the SEC on July 10, 2000. The remaining $7,500 was received during the quarter ended September 30, 2000 in three equal tranches.

The entire note becomes convertible 91 days after the date of original issuance. Prior to the date on which the note becomes convertible, the Company may repay the note at an optional prepayment price of 133% of the principal amount of the note plus accrued interest. The entire note is convertible into shares of the Company's common stock at a price equal to 75% of the average of the five per share market values immediately preceding the conversion date. The reduced conversion price represents a beneficial conversion feature which the Company has valued at $1,470. This amount has been charged to operations as part of the reorganization items (see Note 2) due to accelerated amortization of deferred financing costs. The note bears interest at the rate of 8% per annum, and is due and payable, if not converted, on August 2, 2003.

No amount of the debt was converted during the quarter ended September 30, 2000. Subsequent to the quarter end, principal of $505 was converted into 849,688 shares and interest of $8 was converted into 13,624 shares for a total of 863,311 shares of the Company's common stock issued in connection with conversion of the debt.

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

                       UNIVERSAL BROADBAND NETWORKS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.       COMMITMENTS AND CONTINGENCIES

DISPOSITION OF MRHM

During the quarter ended June 30, 2000, the Company's Board of Directors directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $538 and $29, respectively, as of June 30, 2000, and a net loss from operations approximating $745 for the quarter ended June 30, 2000, before any accruals related to office closing costs. MRHM provides a variety of web design and web hosting services. Management of the Company expected to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. Management of the Company did not identify MRHM as a separate business line which required discontinued operations accounting.

On July 31, 2000 negotiations for the sale of MRHM were discontinued, and the operations of MRHM were largely terminated on August 1, 2000. A reduced staff provided for the orderly transition of hosting operations to alternative providers and the windup of development projects. In connection with such termination, the Company recognized the impairment of $290 of fixed assets and various other current assets and deposits. MRHM had two office leases, which require minimum lease payments aggregating $1,618 over the next five years. The leases were rejected as part of the bankruptcy proceedings, see further discussion at Note 2.

DISPOSITION OF SATELLITE OFFICES

The Company has wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. The Board of Directors instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The satellite offices have various office leases, which require minimum lease payments aggregating $1,536 over the next five years. Substantially all of the leases were rejected as part of the bankruptcy proceedings, see further discussion in Note 2. Management had concluded to sell the satellite offices. Since a sale was not effected in a timely manner, such offices were closed during September 2000. A reduced staff is providing for the continuing operation of the network in order to provide service to the customers, however no new customers are being added to the network. There is an uncertainty as to the actual amount the Company will ultimately receive in its realization of the assets of the satellite offices, if they are sold. As a result, such assets may ultimately be determined to be impaired. The Company has recognized the impairment of $1,216 of fixed assets in order to approximate their fair realizable value.

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

REORGANIZATION

Due to overall market conditions, the Company has been unsuccessful in its efforts to secure new vendor financing. As a result, on October 31, 2000, Universal Broadband Networks, Inc., and four of its wholly-owned subsidiaries (collectively the "Company") filed a voluntary petition of protection and reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Santa Ana Division. Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See further discussion in Notes 1 and 2 of the Consolidated Condensed Financial Statements.

The Company's management is in the process of developing a reorganization strategy and is evaluating its operations. Until a reorganization plan is confirmed by the Court, payments of prepetition liabilities are limited to those approved by the Court.

In its Chapter 11 case, the Company may sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expense resulting from the Chapter 11 filing will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 filing.

In addition, the Company has defaulted on certain indebtedness. See "Part II -
Item 3 - Defaults Upon Senior Securities."

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues decreased 14% or $0.1 million to $0.6 million for the three months ending September 30, 2000 compared to revenues of $0.7 million for the three months ending September 30, 1999. The decrease was caused in part by the closure of the web development subsidiary in August 2000, as discussed below.

The Company incurred network expenses totaling $2.9 million for the three months ended September 30, 2000 compared to $0.6 million for the three months ended September 30, 1999, an increase of 362% or $2.3 million. The Company's main subsidiary, UBN, generated $1.6 million of this increase, comprised of significant network development costs incurred to install circuit lines and establish co-location sites to deploy the Los Angeles market-area network in preparation for offering high speed data and voice communication services.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company incurred payroll and related expenses of $1.7 million for the three months ended September 30, 2000 compared to $1.2 million for the three months ended September 30, 1999, an increase of 50% or $0.5 million. The increase is due to growth in headcount in all areas of the Company to support its growth objectives. The increase in headcount has occurred primarily in the UBN subsidiary as the Company added staff to support its network deployment and business expansion objectives.

The Company incurred total selling, general and administrative expenses ("SG&A") of $4.4 million for the three months ended September 30, 2000, compared with $1.6 million for the three months ended September 30, 1999, an increase of $2.8 million or 179%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's offices throughout the United States. Also, during the three months ended September 30, 2000, the Company issued 18,556 shares of its common stock in exchange for professional services. The fair value of the shares issued of $0.1 million has been charged to operations.

The Company incurred depreciation and amortization costs of $1.2 million for the three months ended September 30, 2000 compared to $0.2 million for the corresponding period of the previous year, an increase of $1.0 million or 439%. The increase is due to the large amounts of fixed assets placed into service during fiscal 2000, particularly for computer equipment and network equipment.

The Company incurred interest expense of $1.3 million in the three months ended September 30, 2000. Of this amount, $1.2 represented the amortization of deferred financing costs on various notes payable, including Nortel Networks. See further discussion in Notes 6 and 7 in the Consolidated Condensed Financial Statements.

The Company reflected reorganization items of $10.5 million for the three months ended September 30, 2000 due to asset impairment and other charges in connection with the Chapter 11 Case. The Company recognized $8.0 million in asset impairment, $0.1 in professional fees, $3.2 million in accelerated amortization of deferred financing costs and adjustments of other liabilities of $(0.9) million. See further discussion in Notes 2, 6 and 7 in the Consolidated Condensed Financial Statements.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

Total revenues decreased 21% or $0.3 million to $1.3 million for the six months ending September 30, 2000 compared to revenues of $1.6 million for the six months ending September 30, 1999. The decrease was caused in part by the closure of the web development subsidiary in August 2000, as discussed below.

During the quarter ended June 30, 2000, the Company's Board of Directors directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $0.5 million and $29,415, respectively, as of June 30, 2000, and a net loss from operations approximating $0.7 million for the quarter ended June 30, 2000, before accruals for closing costs. MRHM provides a variety of web design and web hosting services. Management of the Company had expected to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. Management of the Company had not identified MRHM as a separate business line which requires discontinued operations accounting.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 31, 2000 negotiations for the sale of MRHM were discontinued, and the operations of MRHM were largely terminated on August 1, 2000. In connection with such termination, the Company has recognized the impairment of $0.3 million of fixed assets and various other current assets and deposits. MRHM had two office leases, which require minimum lease payments aggregating $1.6 million over the next five years. The leases were rejected as part of the bankruptcy proceedings, see further discussion at Note 2 of the Condensed Consolidated Financial Statements.

The Company has wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. The Board of Directors instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The satellite offices have various office leases, which require minimum lease payments aggregating $1.5 million over the next five years. Substantially all of the leases were rejected as part of the bankruptcy proceedings, see further discussion at Note 2 of the Condensed Consolidated Financial Statements. Management had concluded to sell the satellite offices. Since a sale was not effected in a timely manner, such offices were closed during September 2000. A reduced staff is providing for the continuing operation of the network in order to provide service to the customers, however no new customers are being added to the network. There is an uncertainty as to the actual amount the Company will ultimately receive in its realization of the assets of the satellite offices, if they are sold. As a result, such assets may ultimately be determined to be impaired. The Company has recognized the impairment of $1.2 million of fixed assets in order to approximate their fair realizable value.

The Company incurred network expenses totaling $5.2 million for the six months ended September 30, 2000 compared to $1.0 million for the six months ended September 30, 1999, an increase of 418% or $4.2 million. The Company's main subsidiary, UBN, generated $3.0 million of this increase, comprised of significant network development costs incurred to install circuit lines and establish co-location sites to deploy the Los Angeles market-area network in preparation for offering high speed data and voice communication services.

The Company incurred payroll and related expenses of $3.8 million for the six months ended September 30, 2000 compared to $2.1 million for the six months ended September 30, 1999, an increase of 84% or $1.7 million. The increase is due to growth in headcount in all areas of the Company to support its growth objectives. The increase in headcount has occurred primarily in the UBN subsidiary as the Company added staff to support its network deployment and business expansion objectives. Pursuant to the Company's Chapter 11 Case, substantially all of the Company's workforce was terminated on October 18, except for a few key employees which are essential to the reorganization process. Certain employees have claims against the Company for unpaid salary, such claims are included in reorganization items in the Consolidated Condensed Financial Statements (see Note 2).

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company incurred total selling, general and administrative expenses ("SG&A") of $9.5 million for the six months ended September 30, 2000, compared with $3.1 million for the six months ended September 30, 1999, an increase of $6.4 million or 201%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's offices throughout the United States. Also, during the six months ended September 30, 2000, the Company issued 37,235 shares of its common stock in exchange for professional services and 104,165 shares to its non-employee Directors. The fair value of the shares issued of $0.3 million and $0.3 million, respectively, has been charged to operations.

The Company incurred depreciation and amortization costs of $2.8 million for the six months ended September 30, 2000 compared to $0.4 million for the corresponding period of the previous year, an increase of $2.4 million or 597%. The increase is due to the large amounts of fixed assets placed into service during fiscal 2000, particularly for computer equipment and network equipment.

The Company incurred interest expense of $3.3 million in the six months ended September 30, 2000. Of this amount, $0.1 million was cash paid on various notes and leases payable, $0.8 million was accrued on various notes, including the obligations to Nortel Networks and $2.4 represented the amortization of deferred financing costs on various notes payable, including Nortel Networks. See further discussion in Notes 6 and 7 in the Consolidated Condensed Financial Statements.

The Company reflected reorganization items of $10.5 million for the six months ended September 30, 2000 due to asset impairment and other charges in connection with the Chapter 11 Case. The Company recognized $8.0 million in asset impairment, $0.1 in professional fees, $3.2 million in accelerated amortization of deferred financing costs and adjustments of other liabilities of $(0.9) million. See further discussion in Notes 2, 6 and 7 in the Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As previously mentioned, subsequent to the Petition Date, the Company is operating as a debtor-in-possession under provisions of Chapter 11 of the Bankruptcy Code. The Company has sufficient cash reserves to continue to operate on a limited basis pending submission of its Plan of Reorganization to the Bankruptcy Court. The Company is currently developing its plan.

CASH FLOWS

Cash used in operating activities was $14.9 million for the six months ended September 30, 2000 compared to $0.5 million for the six months ended September 30, 1999. Cash was impacted primarily by the Company's operating loss for the six months ended September 30, 2000, partially offset through the payment of certain expenses with stock ($0.5 million) and warrants and options ($1.1 million), depreciation and amortization ($2.8 million) and delaying the payment of certain accounts payable.

The Company's operations have required substantial capital investment for the procurement, design and construction of the voice and data network infrastructure, the purchase of telecommunications equipment, and the design and development of the operational support system. Capital expenditures were approximately $9.5 million (including amounts financed through capital leases and other liabilities) for the six months ended September 30, 2000 and $4.1 million for the six months ended September 30, 1999.

Cash was provided primarily by borrowing of short and long term debt and equity. See further discussion below of stock transactions and financing proceeds for the six months ended September 30, 2000.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") which provides for a line-of-credit of up to $7.0 million ("Tranche A") as well as a term loan of up to $37 million ("Tranche B"). However, the maximum combined borrowing under the Agreement cannot exceed $37 million. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30 million equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement of the Agreement and allowing the Company to draw down $13 million under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B will be allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to IJNT or its other subsidiaries.

Borrowings under Tranche A can be used for working capital and general corporate purposes, bear interest at 13% and matured on July 31, 2000. As of September 30, 2000, $4.1 million (including interest) was outstanding under Tranche A and no additional borrowings were available. The Company has obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000. As previously disclosed, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. See further discussion in Note 2 of the Condensed Consolidated Financial Statements.

Borrowings under Tranche B can only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (9.5% at September 30, 2000) plus 3.75%. Tranche B is payable in twelve equal quarterly payments beginning November 15, 2000. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel $12.8 million for purchases of equipment and services. Effective September 20, 2000, Nortel allowed the Company to convert the unfinanced purchases into borrowings under Tranche B. As of September 30, 2000, $13.0 million (including interest) was outstanding under Tranche B.

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

Furthermore, the Agreement has restrictions related to specific activities, including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. At March 31, 2000, the Company was not in compliance with several of such covenants, but has subsequently entered into an amendment to the Agreement which revised all such covenants effective March 31, 2000 and for all future periods. However, in connection with the Chapter 11 Case, the Company is not in compliance with any of the covenants, and such non-compliance will be processed by the Bankruptcy Court through the Chapter 11 proceedings.

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

In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company valued the warrants at $0.1 million using the Black-Scholes Option Pricing Model and is amortizing such amount over the 18 month life of the debt.

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreements to borrow $1.0 million. On July 7, 2000, this agreement was amended to include an additional $0.5 million. The agreement provides for interest at 6% per annum, with principal and accrued interest due August 15, 2000. The agreement provides for default interest at a rate of 24% per annum. The agreement requires the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provides for a 2% per month cash penalty if such registration is not effective on said date. The agreement has been personally guaranteed by the former Chairman of the Board of Directors of the Company and collateralized by trust deeds on two of his residences. The lender has agreed to extend the maturity date to January 2, 2001. However, the note will continue to accrue interest at the default rate until repaid.

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

On August 15, 2000, the Company entered into an unsecured Note Agreement to borrow $4.0 million. The agreement provides for interest at 13.73% per annum, with principal and accrued interest due December 15, 2000.

On August 2, 2000, the Company entered into a Convertible Promissory
Note Agreement to borrow $8.8 million. Of this amount, $1.3 million was received on July 7, 2000 and previously disclosed in the Company's Form 10-K which was filed with the SEC on July 10, 2000. The remaining $7.5 million was received during the quarter ended September 30, 2000 in three equal tranches.

The entire note becomes convertible 91 days after the date of original issuance. Prior to the date on which the note becomes convertible, the Company may repay the note at an optional prepayment price of 133% of the principal amount of the note plus accrued interest. The entire note is convertible into shares of the Company's common stock at a price equal to 75% of the average of the five per share market values immediately preceding the conversion date. The reduced conversion price represents a beneficial conversion feature which the Company has valued at $1.5 million. This amount has been charged to operations under reorganization items (see Note 2) due to accelerated amortization of deferred financing costs. The note bears interest at the rate of 8% per annum, and is due and payable August 2, 2003.

In connection with the above agreement, the Company issued warrants to a broker for services rendered to purchase 200,000 shares of common stock at a price of $3.00 per share. The Company valued the warrants at $0.5 million using the Black-Scholes Option Pricing Model.

PRIVATE PLACEMENT

In September 2000, the Company sold shares of its common stock through a private placement. The Company issued 333,333 shares for net consideration of $0.4 million (net of $0.1 million commissions).

SERIES B CONVERTIBLE PREFERRED STOCK

On July 21, 2000, the Company entered into an agreement with a private investor whereby the investor purchased 100,000 shares of the Company's convertible Preferred Series B Stock (the "Series B Preferred Stock") at a price of $10.00 per share for a gross price of $1.0 million, net of commissions of $0.2 million.

The convertible feature of the Series B Preferred Stock provides for a rate of conversion that is below market value. Under terms of the Agreement, the investors have the right to convert the Preferred Stock into common stock at a 25% discount from the average closing price of the Company's common stock for the five business days immediately preceding a request for conversion. Such feature represents a beneficial conversion feature which the Company has valued at $0.2 million.

In conjunction with the sale of the Preferred Stock, the Company granted the investors warrants to purchase 1.0 million shares of common stock at a price of $2.00 per share and granted the placement agent warrants to purchase 150,000 shares of common stock at a price of $1.50 per share (see discussion below). In the calculation of basic and diluted net loss per share, the value of the beneficial conversion feature and the value of the placement agent warrants have increased the net loss applicable to common shareholders.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the six months ended September 30, 2000, no shares of the Series B Preferred Stock were converted to common stock of the Company. Subsequent to September 30, 2000, 41,581 shares of Series B Preferred Stock were converted into 737,300 shares of common stock.

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

On April 13, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.03 per share. The exercise price equaled the closing price of the Company's common stock at the date of grant. The Company valued the options at $0.2 million using the Black-Scholes Option Pricing Model and recorded the expense to operations during the quarter ended September 30, 2000.

COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS
As disclosed elsewhere herein, the Company is subject to various requirements to register common stock and the common stock underlying convertible preferred stock and various warrants. The Company is subject to various penalties for failure to register such securities, the amount of which could be material to the Company's consolidated financial condition, results of operations and cash flows. The Company filed a registration statement on Form S-3 in August, 2000 to register the necessary securities, and such registration was deemed effective by the Securities and Exchange Commission on September 13, 2000. Subsequent to September 30, 2000, the Company defaulted on certain registration obligations. These defaults will be processed through the Chapter 11 Case.

INFLATION
The Company's management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates after its systems are launched, if necessary, to keep pace with inflationary increases in costs.

                       UNIVERSAL BROADBAND NETWORKS, INC.
                          PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On the petition Date, the Company filed a petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. For more information, see Note 2 - "Bankruptcy Filing and Subsequent Events"

The Company has been named the defendant in certain legal proceedings, principally with regard to enforcement of contractual obligations for payment for services or products. Moreover, there are other threatened claims of a substantial nature which have been asserted against the Company. All lawsuits have been stayed with respect to the Company as a result of the Company's filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Under terms of the credit agreement with Nortel, $4.1 million in principal and interest under Tranche A became due and payable on November 1, 2000. As previously disclosed, the Company did not make the payment on the Nortel credit agreement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5.     OTHER INFORMATION

RESIGNATION OF COMPANY'S ACCOUNTANTS

Effective as of October 31, 2000, the Company accepted the resignation of BDO Seidman, LLP as the Company's independent certified public accountant, which was tendered on that same date. No disagreements exist between the Company and BDO Seidman, LLP with respect to any financial statement of the Company or the presentation of any financial statement for which BDO Seidman, LLP, issued a report. The Company has not yet engaged another accountant to replace BDO Seidman, LLP. Accordingly, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (the "Next Quarterly Report"), has not been reviewed by an independent accountant. As the Company has been unable to prepare the Next Quarterly Report under the Company's normal review standards, the Company subsequently may be required to amend the Next Quarterly Report following its review by the Company's new accountants.

TRADING MARKET

The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfies the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock resumed trading on the "Pink Sheets" market. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (1)      Exhibits:

           27.1     Financial Data Schedule

  (2)      Reports on Form 8-K:

           The Company filed a report on Form 8-K on August 2, 2000 to report the filing of an Amended and Restated Certificate of Incorporation in the State of Delaware, the Company's domestic state of incorporation.

           The Company filed a report on Form 8-K on August 9, 2000 to report the closure of the Man Rabbit House subsidiary.

           The Company filed a report on Form 8-K on October 17, 2000 to report that the Company's efforts to secure new vendor financing were unsuccessful.

           The Company filed a report on Form 8-K on November 6, 2000 to report the filing of the Company's bankruptcy case under Chapter 11, the resignation of the Company's accountants, BDO Seidman, LLP and the request by the Company that its securities be delisted from the Nasdaq National Market since the Company no longer satisfies the listing requirements.

                       UNIVERSAL BROADBAND NETWORKS, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 13, 2000

                                          UNIVERSAL BROADBAND NETWORKS, INC.



                                          /S/ MICHAEL A. STERNBERG
                                          --------------------------
                                          Michael A. Sternberg
                                          Chief Executive Officer and Director