Form 10-Q
period 2000-12-31
UNIVERSAL BROADBAND NETWORKS INC
filed 2001-02-20
CIK 925739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------

       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

       / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                             ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of February 8, 2001 there were 22,948,444 shares of Common Stock outstanding.

================================================================================

                                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Statement of Net Liabilities in Liquidation as of
            December 31, 2000 (unaudited).................................................................     3

          Consolidated Condensed Balance Sheet as of
            March 31, 2000................................................................................     4

          Consolidated Condensed Statements of Operations for the three and nine months ended
            December 31, 2000 (unaudited) and December 31, 1999 (unaudited)...............................     5

          Consolidated Condensed Statements of Cash Flows for the nine months ended
            December 31, 2000 (unaudited) and December 31, 1999 (unaudited)...............................     6

          Notes to Consolidated Condensed Financial Statements............................................     8

     Item 2.  Management's Discussion and Analysis of Consolidated Financial
          Condition and Results of Operations.............................................................    21

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................    28

     Item 2.  Changes In Securities and Use of Proceeds...................................................    28

     Item 3.  Defaults Upon Senior Securities.............................................................    28

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................    28

     Item 5.  Other Information...........................................................................    28

     Item 6.  Exhibits and Reports on Form 8-K............................................................    29


SIGNATURES................................................................................................    29

* No information provided due to inapplicability of item.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

       CONSOLIDATED CONDENSED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS

                                                                    DECEMBER 31,
                                                                        2000
                                                                    ------------

Cash .............................................................  $       879
Accounts receivable ..............................................           73
Prepaid expenses and other current assets ........................           23
Property and equipment ...........................................        3,500
Frequency licenses and access rights .............................          697
                                                                    ------------
     Total assets in liquidation .................................  $     5,172
                                                                    ============


                                   LIABILITIES


Post-petition accounts payable and accrued liabilities ...........  $       121
Liabilities subject to compromise ................................       57,081
                                                                    ------------
    Total liabilities in liquidation .............................       57,202
                                                                    ------------

 Net liabilities in liquidation ..................................  $    52,030
                                                                    ============

     See accompanying notes to consolidated condensed financial statements.

            UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                                       (DEBTOR-IN-POSSESSION)

                                CONSOLIDATED CONDENSED BALANCE SHEET
                                        (GOING-CONCERN BASIS)
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                               ASSETS

                                                                                         MARCH 31,
                                                                                            2000
                                                                                       -------------
Current assets:
     Cash.........................................................................     $      1,176
     Accounts receivable, net of allowance for doubtful accounts of $330..........               64
     Prepaid expenses and other current assets....................................              645
                                                                                       -------------
Total current assets..............................................................            1,885

Property and equipment, net of accumulated depreciation of $2,796...............             15,235
Other assets, net.................................................................            3,216
                                                                                       -------------
          Total assets............................................................     $     20,336
                                                                                       =============


                                LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities:
     Accounts payable and accrued liabilities......................................    $      9,522
     Accrued payroll and related costs.............................................             647
     Equipment financing and line of credit arrangement ...........................          14,222
     Obligations under capital leases..............................................             402
                                                                                       -------------
Total current liabilities..........................................................          24,793

Obligations under capital leases, less current portion.............................             788
                                                                                       -------------

Total liabilities..................................................................          25,581
                                                                                       -------------

Shareholders' deficit:
     Series A Convertible Preferred Stock, $.01 par value; authorized
       1,000,000 shares; 2,000 issued and outstanding, liquidation
       preference of $2,000........................................................               -
     Common Stock, $.001 par value; authorized 50,000,000 shares;
        20,283,508 issued and outstanding..........................................              20
     Additional paid-in capital....................................................          39,347
     Accumulated deficit...........................................................         (44,612)
                                                                                       -------------
Total shareholders' deficit........................................................          (5,245)
                                                                                       -------------
Total liabilities and shareholders' deficit........................................    $     20,336
                                                                                       =============

                See accompanying notes to consolidated condensed financial statements.

                                                 4

                  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                                             (DEBTOR-IN-POSSESSION)

                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                              (GOING-CONCERN BASIS)
                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                   -----------------------------   -----------------------------
                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                       2000            1999            2000            1999
                                                   -------------   -------------   -------------   -------------
                                                                   (as restated)                   (as restated)
Revenues .......................................   $        327    $        628    $      1,644    $      2,292
                                                   -------------   -------------   -------------   -------------
Operating expenses:
Network expenses ...............................            517             957           5,744           1,965
Payroll and related expenses ...................          1,281           2,221           5,248           4,274
Selling, general and administrative expenses ...            879           2,706           6,972           5,851
Depreciation and amortization ..................            680             949           3,451           1,346

Impairment charges, adjustments to adopt
   liquidation-basis accounting, and other (net)         18,649               -          29,115               -
                                                   -------------   -------------   -------------   -------------
        Total operating expenses ...............         22,006           6,833          50,530          13,436
                                                   -------------   -------------   -------------   -------------
Operating loss .................................        (21,679)         (6,205)        (48,886)        (11,144)

Interest income ................................             15              69              64              83
Interest expense, including write-off and
   amortization of deferred financing costs ....           (367)           (984)         (6,859)         (1,334)
                                                   -------------   -------------   -------------   -------------

Net loss .......................................        (22,031)         (7,120)        (55,681)        (12,395)

Preferred stock dividends ......................              -             (51)            (23)           (198)
Preferred stock beneficial conversion feature ..              -               -            (249)           (448)
                                                   -------------   -------------   -------------   -------------
Net loss applicable to common shareholders .....   $    (22,031)   $     (7,171)   $    (55,953)   $    (13,041)
                                                   =============   =============   =============   =============

Loss per common share, basic and diluted .......   $      (1.05)   $      (0.40)   $      (2.69)   $      (0.74)
                                                   =============   =============   =============   =============

Weighted-average number of common shares
   outstanding, basic and diluted ..............     20,960,323      18,021,095      20,794,140      17,535,103
                                                   =============   =============   =============   =============

                     See accompanying notes to consolidated condensed financial statements.

                                                       5

                      UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                                                 (DEBTOR-IN-POSSESSION)

                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (GOING-CONCERN BASIS)
                                                 (AMOUNTS IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                           -----------------------------
                                                                                           DECEMBER 31,    DECEMBER 31,
                                                                                               2000            1999
                                                                                           -------------   -------------
                                                                                                           (as restated)
Cash flows used in operating activities:
   Net loss............................................................................    $    (55,681)   $    (12,395)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Impairment charges and adoption of liquidation-basis accounting.................          19,150               -
       Depreciation and amortization...................................................           3,451           1,346
       Write-off and amortization of deferred financing costs..........................           5,660             875
       Stock options and warrants issued for services..................................           1,365               -
       Stock issued for services.......................................................             554           1,297
       Accrued interest................................................................           1,181               -
       Accrued lease and contract rejection costs......................................           7,846               -
       Provision for doubtful accounts.................................................             260               -
       Changes in current assets and liabilities:
           Accounts receivable.........................................................            (270)            (82)
           Prepaid expenses and other current assets...................................             622             200
           Other assets................................................................              91            (148)
           Accounts payable and accrued liabilities....................................             676           7,650
           Accrued payroll and related costs...........................................            (336)            240
                                                                                           -------------   -------------
   Net cash used in operating activities...............................................         (15,431)         (1,017)
                                                                                           -------------   -------------

Cash flows used in investing activities:
   Purchases of fixed assets...........................................................          (1,512)         (8,119)
   Purchase of licenses and other assets ..............................................               -            (108)
                                                                                           -------------   -------------
   Net cash used in investing activities...............................................          (1,512)         (8,227)
                                                                                           -------------   -------------

Cash flows provided by financing activities:
   Borrowings of short-term debt.......................................................          19,545           7,361
   Repayment of short-term debt........................................................          (4,000)              -
   Repayment of long-term debt.........................................................               -            (222)
   Repayment of loan to shareholders...................................................               -            (157)
   Repayment of capital lease obligations..............................................            (408)              -
   Proceeds from exercise of warrants..................................................             225               -
   Proceeds from sale of preferred stock, net..........................................             834           1,790
   Proceeds from sale of common stock, net.............................................             450             800
                                                                                           -------------   -------------
   Net cash provided by financing activities...........................................          16,646           9,572
                                                                                           -------------   -------------

 Net (decrease) increase in cash.......................................................            (297)            328
 Cash at beginning of period...........................................................           1,176             903
                                                                                           -------------   -------------
 Cash at end of period.................................................................    $        879    $      1,231
                                                                                           =============   =============

                                                      (Continued)

                                                           6

                    UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                                                (DEBTOR-IN-POSSESSION)

                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                (GOING-CONCERN BASIS)
                                                (AMOUNTS IN THOUSANDS)
                                                     (UNAUDITED)

                                                     (CONTINUED)


                                                                                              NINE MONTHS ENDED
                                                                                        -----------------------------
                                                                                        DECEMBER 31,    DECEMBER 31,
                                                                                            2000            1999
                                                                                        -------------   -------------
                                                                                                        (as restated)
Supplemental schedule of non-cash investing and financing activities:

   Increase of liabilities relating to asset purchases..............................    $      8,131    $          -
                                                                                        =============   =============
   Issuance of warrants in conjunction with financing arrangements..................    $      2,985    $      1,944
                                                                                        =============   =============
   Issuance of warrants in conjunction with preferred stock ........................    $      2,978    $          -
                                                                                        =============   =============
   Beneficial conversion feature of preferred stock.................................    $        249    $          -
                                                                                        =============   =============
   Preferred stock dividends paid in common stock...................................    $        162    $          -
                                                                                        =============   =============

Other disclosures:

   Cash paid during the period for interest.........................................    $        176    $         98
                                                                                        =============   =============

                        See accompanying notes to consolidated condensed financial statements.

                                                          7

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

On October 31, 2000 (the "Petition Date"), Universal Broadband Networks, Inc. and four of its wholly-owned subsidiaries (collectively the "Company") filed a voluntary petition for relief (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") Case Nos. SA 00-18281 JB, SA 00-18282 JB, SA 00-18283 JB, SA 00-18284 JB and SA
00-18286 JB. Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See Note 2 for additional information.

The Company operated through several wholly-owned subsidiaries: IJNT, Inc. ("IJNT"), Ubee Network Enterprises, Inc. ("UBEE"), Access Communications, Inc. ("Access"), Webit of Utah, Inc. ("Webit"), UrJet Backbone Network, Inc. ("UBN"), Man Rabbit House Multimedia, Inc. ("MRHM"), GIjargon.com ("GI"), and Global Broadband Services, Inc. ("Global"). Some subsidiaries were inactive, including Access, Webit, GI and Global. The accompanying consolidated condensed financial statements include the accounts of Universal Broadband Networks, Inc. and the aforementioned subsidiaries. On July 25, 2000, the shareholders of the Company ratified the proposal to change the name of the Company from IJNT.net, Inc. to Universal Broadband Networks, Inc. and the stock ticker was correspondingly changed to UBNT. All significant intercompany balances and transactions have been eliminated in consolidation.

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with generally accepted accounting principles ("GAAP"). Consequently, at December 31, 2000, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after December 31, 2000 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

The accompanying statements of operations for the three and nine month periods ended December 31, 2000 and 1999 and the statements of cash flows for the nine month periods ended December 31, 2000 and 1999 have been prepared in accordance with GAAP applicable to a going concern prior to adoption of the liquidation basis of accounting. Except as discussed in the preceding paragraph, GAAP assumes that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 Case and management's decision to liquidate the Company, the realization of assets and satisfaction of liabilities are now subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value (net of estimated known disposition costs) at December 31, 2000. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. In the Chapter 11 Case, all of the Company's

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


1.   BASIS OF PRESENTATION (CONTINUED)

liabilities as of the Petition Date may be subject to compromise under a plan of liquidation (including the entire amount of secured claims which may be undersecured). Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the December 31, 2000 statement of net liabilities in liquidation.

Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Pre-petition liabilities reflected in the accompanying statement of net liabilities in liquidation (see Note 2) are generally based on these bankruptcy schedules. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated, and will be either amicably resolved or adjudicated by the Bankruptcy Court. Such claims do not necessarily encompass the universe of claimants, nor the amount of each claim that may be asserted against the Company in the bankruptcy proceedings. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Since management has abandoned any expectation of reorganizing the Company, the reporting requirements of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," are no longer applicable. As a result, certain items previously reported in the consolidated condensed statements of operations and cash flows for the quarter ended September 30, 2000 have been reclassified in the accompanying December 31, 2000 financial statements.

The accompanying consolidated condensed statement of net liabilities in liquidation at December 31, 2000, the consolidated condensed statements of operations for the three and nine month periods ended December 31, 2000 and 1999, and the statements of cash flows for the nine month periods ended December 31, 2000 and 1999 are unaudited. Except for the statement of net liabilities in liquidation, these financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments which (except as described in Notes 2, 6 and 7) are only of a normal recurring nature and which are necessary for a fair presentation of the consolidated net liabilities in liquidation, cash flows, and results of operations for such periods. Except for the statement of net liabilities in liquidation, these unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 10, 2000.

2.   BANKRUPTCY CASE AND RELATED MATTERS

BANKRUPTCY FILING

As discussed in Note 1, the Company is currently a debtor-in-possession pursuant to the Bankruptcy Code. As such, management of the Company continues to conduct limited activities under the supervision of the Bankruptcy Court. In accordance with the provisions of the Bankruptcy Code, an automatic stay provides that creditors of the Company and other parties in interest are prevented from seeking repayment of pre-petition debts. Additionally, unless otherwise approved by the Bankruptcy Court, the Company must refrain from payment of pre-petition indebtedness.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


2.   BANKRUPTCY CASE AND RELATED MATTERS (CONTINUED)

The Company's bankruptcy filing resulted in non-payment of $4.1 million due on November 1, 2000 (see Note 5). In addition, monthly payments of $1.1 million each in principal and interest under Tranche B of the secured vendor financing agreement (see Note 5) became due and payable beginning on November 15, 2000. Also, $4.1 and $1.6 million, respectively, of principal and interest under the terms of two unsecured note agreements became due and payable on December 15, 2000 and January 2, 2001, respectively. Because of the combination of these events and cross-default provisions included in the Company's other debt agreements (see Note 6) and in certain lease agreements, substantially all of the Company's indebtedness is in default and is now due and payable. Any repayment of such indebtedness will be the subject of the Company's plan of liquidation. Because of the aforementioned defaults, substantially all unamortized deferred financing costs were written off as of September 30, 2000.

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying December 31, 2000 statement of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned statement of net liabilities in liquidation.

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The December 31, 2000 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

As of the Petition Date, substantially all of the Company's employees had been terminated. A substantial number of the employees were terminated without salaries being paid in full for their final two weeks of employment. The related expense and liability have been reflected in the accompanying financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


2.   BANKRUPTCY CASE AND RELATED MATTERS (CONTINUED)

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Effective October 31, 2000, the Company accepted the resignation of BDO Seidman, LLP, as the Company's independent certified public accountant, which was tendered on that same date. No disagreements existed between the Company and BDO Seidman, LLP, with respect to any financial statement of the Company or the presentation of any financial statement for which BDO Seidman, LLP, issued a report.

On December 28, 2000 the Company engaged Squar, Milner, Reehl & Williamson, LLP ("Squar Milner"), to replace BDO Seidman, LLP. Due to the filing deadline of November 14, 2000, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 was not reviewed by an independent accountant. Because management was unable to prepare such Form 10-Q under its normal review standards, the Company may be required to amend the filing if Squar Milner is engaged to review the September 30, 2000 Form 10-Q in accordance with applicable professional standards.

TRADING MARKET

The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfies the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock began being quoted on the "Pink Sheets"; such market is not sponsored or supported by the Company. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock. Notwithstanding this market activity, the Company believes that its outstanding shares of common stock currently have no value.

LIABILITIES SUBJECT TO COMPROMISE, ADJUSTMENTS TO ADOPT THE LIQUIDATION BASIS OF ACCOUNTING, AND IMPAIRMENT CHARGES

The December 31, 2000 balances of pre-petition liabilities that may be subject to compromise are as follows:


        Secured vendor financing (Note 5)                $    13,188
        Estimated lease and contract rejection costs           7,846
        Accounts payable                                       9,441
        Obligations under capital leases                       2,642
        Accrued payroll and related expenses                     298
        Unsecured short-term debt (Notes 5 and 6)             23,666
                                                         ------------

            Total liabilities subject to compromise      $    57,081
                                                         ============

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


2.   BANKRUPTCY CASE AND RELATED MATTERS (CONTINUED)

Impairment charges, adjustments to adopt the liquidation basis of accounting, and certain expenses/other adjustments relating to the bankruptcy reported in the statement of operations for the nine-month period ended December 31, 2000 include the following:


     Estimated lease and contract rejection costs               $       7,846
     Adjustments to adopt liquidation-basis accounting
        and fixed asset impairment                                     18,160
     Impairment of other assets                                           990
     Professional fees                                                    150
     Write-off and accelerated amortization of deferred
        financing costs (Note 6)                                        3,187
     Adjustment of certain pre-petition liabilities                    (1,218)
                                                                --------------

               Total                                            $      29,115
                                                                ==============


3.   SHAREHOLDERS' EQUITY

STOCK GRANTS

For the nine months ended December 31, 2000, the Company issued 37,235 shares of common stock in exchange for various professional services. The estimated fair value of the stock issued of $252 has been charged to operations. In addition, 821 shares of common stock were issued to an employee under the terms of an employment agreement for the nine months ended December 31, 2000. The estimated fair value of the stock issued of $2 has been charged to operations as compensation expense.

Effective for the fiscal year beginning April 1, 2000, non-employee directors receive an annual fee in the form of Company common stock with a fair market value of $60 as of the 31st of May each year. Accordingly, on May 31, 2000, the Company's non-employee directors, Messrs. Torney, Charles, Cubley, Kramer and Pazian, each received $60 of the Company's common stock valued at the market price of $2.88 a share (20,833 shares each), or a total of 104,165 shares issued. The total fair value of the stock issued of $300 was charged to operations in June 2000. Subsequent to December 31, 2000, the Board of Directors voted to rescind the shares granted due to the Chapter 11 case. Pending the outcome of any Bankruptcy Court action, the accompanying financial statements do not include any adjustments that might result from the matter described in the preceding sentence.

On March 31, 2000, the Company executed a severance and purchase agreement with an employee. The agreement provided for the issuance of 75,000 shares of common stock valued at $602 for the purchase of such employee's 5% ownership interest in UBN. The Company was owed $241 by the employee, which was offset against the amount ultimately paid. Net shares totaling 45,040 were issued to the employee in April 2000. During the year ended March 31, 2000, the Company recorded $602 of goodwill, which was determined to be impaired as of March 31, 2000.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


3.   SHAREHOLDERS' EQUITY (CONTINUED)

PRIVATE PLACEMENT

In September 2000, the Company sold shares of its common stock through a private placement. The Company issued 333,333 shares for consideration of $450 (net of commissions of $50).

SERIES A CONVERTIBLE PREFERRED STOCK

In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Series A Preferred Stock") for a gross price of $2,000, net of commissions of $200. In May 1999, the Agreement was amended to include an additional 2,000 shares of Series A Preferred Stock, which netted $1,790 (net of $210 expenses) to the Company. The Series A Preferred Stock is convertible at a discount of 20% below the average closing market price of the Company's common stock for the five business days immediately preceding the conversion request. A dividend of 8% per year accrues on unconverted Series A Preferred Stock held by the Investors. The dividend is paid in the form of additional shares of the Company's common stock at the time of the preferred stock conversion.

During the quarter ended June 30, 2000, the remaining 2,000 shares of Preferred Stock were converted into 364,299 shares of common stock and $162 in related dividends ($139 of which was earned and accrued during the year ended March 31, 2000) was converted into 29,432 shares of common stock, for a total of 393,731 shares of common stock issued in connection with the Series A Preferred Stock conversions.

As of September 30, 2000, all the Series A Preferred Stock and related dividends had been converted to common stock.

SERIES B CONVERTIBLE PREFERRED STOCK

On July 21, 2000, the Company entered into an agreement with a private investor whereby the investor purchased 100,000 shares of the Company's convertible Preferred Series B Stock (the "Series B Preferred Stock") at a price of $10.00 per share for gross proceeds of $1,000, net of commissions of $166. The shares have a liquidation preference of $10 per share.

The convertible feature of the Series B Preferred Stock provides for a rate of conversion that is below market value. Under terms of the Agreement, the investors have the right to convert the Series B Preferred Stock into common stock at a 25% discount from the average closing market price of the Company's common stock for the five business days immediately preceding the conversion request. Such feature represents a beneficial conversion feature that the Company valued at $249. In the calculation of basic and diluted loss per common share, the value of the beneficial conversion feature has increased the net loss applicable to common shareholders.

In conjunction with the sale of the Series B Preferred Stock, the Company granted the investors warrants to purchase 1,000,000 shares of common stock at a price of $1.50 per share and granted the placement agent warrants to purchase 150,000 shares of common stock at a price of $1.50 per share (see discussion below).

During the nine months ended December 31, 2000, 41,581 shares of Series B Preferred Stock were converted into 737,300 shares of common stock. The remaining 58,419 shares carry a liquidation preference of $584 at December 31, 2000.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


3.   SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS GRANTED TO PURCHASE COMMON STOCK

During the nine months ended December 31, 2000, in conjunction with the issuance of various debt obligations, the Company issued warrants to purchase 944,541 shares of its common stock (see Notes 5 and 6 on debt arrangements).

During the quarter ended December 31, 2000, the Company issued a warrant to purchase 100,000 shares of its common stock at $1.50 to a consultant under the terms of a contract dated September 18, 2000. The Company estimated the fair value of the warrant at $140 using the Black-Scholes Option Pricing Model, and accrued the expense as of September 30, 2000.

In connection with the issuance of Series B Preferred Stock on July 21, 2000, the Company granted 1,000,000 warrants to the investors and 150,000 warrants to the placement agent to purchase shares of the Company's common stock at $1.50. The Company estimated the fair value of the warrants at $2,079 and $397, respectively, using the Black-Scholes Option Pricing Model. In September 2000, the placement agent exercised the aforementioned warrant for 150,000 shares of the Company's common stock.

In connection with execution of a financial advisory services agreement on May 22, 2000 with an investment banking firm, the Company granted warrants to purchase 250,000 share of its common stock at a price of $6.06 per share. The warrants expire five years from the date of grant. The Company estimated the fair value of the warrants at $801 using the Black-Scholes Option Pricing Model. The warrant agreement required the Company to obtain effective registration of the shares underlying the warrants by November 22, 2000. The Company expensed the entire value of the warrant during the quarter ended June 30, 2000.

The Company was involved in a dispute with a third party consultant concerning consideration the Company allegedly owed for various financial advisory services. The Company reached a settlement with the consultant whereby it agreed to issue warrants to purchase 75,000 shares of the Company's common stock with an exercise price of $5.00. The Company estimated the fair value of the warrants at $146 using the Black-Scholes Option Pricing Model. Such warrants were issued in August 2000, although the expense was recognized during the quarter ended June 30, 2000.

At December 31, 2000, there were outstanding warrants to purchase shares of the Company's common stock as shown in the table below. The weighted average exercise price of such warrants is $4.60 per share. All the warrants in the table below are immediately exercisable.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


3.   SHAREHOLDERS' EQUITY (CONTINUED)

The following represents all warrants outstanding as of December 31, 2000:

        GRANT DATE                 EXERCISE PRICE        NUMBER OF SHARES
        ----------                 --------------        ----------------
        May 27, 1999               $        3.24                  25,000
        May 27, 1999               $        3.24                  25,000
        July 16, 1999              $        2.50                  75,000
        July 30, 1999              $        4.97                 492,094
        January 4, 2000            $        9.88                 560,938
        April 6, 2000              $        1.95                 100,000
        April 17, 2000             $        6.06                 412,541
        May 22, 2000               $        6.06                 250,000
        May 23, 2000               $        3.91                  32,000
        June 5, 2000               $        2.88                 200,000
        July 3, 2000               $        4.06                 100,000
        August 4, 2000             $        5.00                  75,000
        August 4, 2000             $        1.50               1,000,000
        August 4, 2000             $        1.50                 200,000
        October 3, 2000            $        1.50                 100,000
                                                         ----------------
                                                               3,647,573
                                                         ================

OPTIONS GRANTED TO PURCHASE COMMON STOCK

The Company's Board of Directors adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan") during the year ended March 31, 2000. Both of the Plans required shareholder approval, which was obtained on July 25, 2000 at the Annual Stockholders Meeting.

Under terms of the Management Plan and the Equity Plan, from May 17, 2000 to August 1, 2000, the Company granted options to purchase 1,223,750 shares of its common stock to certain management and employees at prices between $2.94 and $4.63 per share, the closing market prices of the Company's common stock on each grant date. In addition, pursuant to terms of an employment contract with the Company's Chief Executive Officer ("CEO"), on June 19, 2000 the Company granted options to purchase one million shares of common stock to its CEO at $5.28 per share, the closing market price of the Company's common stock on such grant date. These plans are "non-compensatory" under APB No. 25 and, accordingly, no compensation expense was recorded in connection with these grants.

On April 13, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.03 per share. The exercise price equaled the closing market price of the Company's common stock at the date of grant. The Company estimated the fair value of the options at $153 using the Black-Scholes Option Pricing Model, and recorded the expense during the quarter ended June 30, 2000.

Due to termination of most of the Company's staff on October 17, 2000 in connection with the Chapter 11 case, substantially all of the options expired on January 17, 2001. No options were exercised during the nine months ended December 31, 2000 or subsequent to that date.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


4.   LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase that are outstanding during the period. Net loss applicable to common shareholders has been increased for the effect of the preferred stock dividends and beneficial conversion features (see Note 3). Diluted loss per common share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Common shares issuable upon conversion of preferred stock and convertible debt and the exercise of outstanding warrants and stock options have been excluded from the loss-per-share computation because their effect would be antidilutive.

5.   EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") that provided for a line-of-credit of up to $7,000 ("Tranche A") as well as a term loan of up to $37,000 ("Tranche B"). However, the maximum combined borrowing under the Agreement could not exceed $37 million. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30,000 equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement and converting the outstanding balance of an open account, under which Nortel advanced approximately $12,995 in equipment and services, to a draw-down under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B were allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to Universal Broadband Networks, Inc. or its other subsidiaries.

Borrowings under Tranche A could be used for working capital and general corporate purposes, bear interest at 13%, and were scheduled to mature on July 31, 2000. As of December 31, 2000, $4,089 (including interest) was outstanding under Tranche A and no additional borrowings were available. The Company obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000. As a result of the Chapter 11 Case, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. See further discussion in Note 2.

Borrowings under Tranche B could only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (9.5% at December 31, 2000) plus 3.75%. Tranche B is payable in twelve equal quarterly payments beginning November 15, 2000. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel $12,780 on an open account for purchases of equipment and services. Effective September 20, 2000, Nortel required the Company to convert the unfinanced purchases into borrowings under Tranche B as a condition of amending the Agreement to waive certain covenants in order that the Company could pursue third-party equity financing opportunities and to continue discussions between the Company and Nortel regarding a restructuring and expansion of the Agreement. As of December 31, 2000, $13,188 (including interest) was outstanding under Tranche B. As a result of the Chapter 11 Case, the Company did not make the November 15, 2000 or December 15, 2000 payment to Nortel as required under the terms of the payment schedule. See further discussion in Note 2.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


5.   EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT (CONTINUED)

The December 31, 2000 liability amounts set forth below have been classified as liabilities subject to compromise in the accompanying statement of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

A summary of the borrowings under the Agreement follows:

                                              December 31,        March 31,
                                                  2000               2000
                                            ---------------     --------------

        Tranche A                           $        4,089      $       7,646
        Tranche B                                   13,188                 --
        Unfinanced purchases                            --              6,576
                                            ---------------     --------------

        Total                               $       17,277      $      14,222
                                            ===============     ==============


In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 3). The estimated fair value of the warrants of approximately $1,943, as well as certain other costs related to the Agreement, were capitalized as deferred financing costs during the year ended March 31, 2000 and amortized over the life of the Tranche A loan, completed in July 2000.

The Agreement has certain restrictive financial covenants that include minimum tangible net worth requirements, maximum asset-to-net-worth ratios, minimum net income requirements and other restrictions with respect to financial ratios. Furthermore, the Agreement has restrictions related to specific activities including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. Although the Company entered into an amendment to the Agreement that revised all such covenants effective March 31, 2000, the Company is not in compliance with any of the covenants or restrictions as of December 31, 2000; such non-compliance will be processed by the Bankruptcy Court through the Chapter 11 proceedings.

6.   OTHER DEBT

On April 17, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $5,000. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due October 17, 2001. The interest was payable in cash or common stock, at the election of the Company, upon conversion of principal or October 17, 2001, whichever is earlier. The agreement provides for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $6.06 per share. The conversion price equaled the closing market price of the Company's common stock on April 17, 2000. The agreement also provided for an adjustment of the conversion price to the closing market price of the Company's common stock on April 17, 2001, if such price is lower than $6.06 on that date. However, the conversion price cannot be adjusted to less than $3.94 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by October 17, 2000. The agreement also provided for a 2% per month cash penalty if such registration was not effective on said date.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


6.   OTHER DEBT (CONTINUED)

In conjunction with the above agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $1,689 using the Black-Scholes Option Pricing Model, and was amortizing such amount over the eighteen-month life of the debt.

On May 23, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $250. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due November 23, 2001. The interest was payable by the Company in cash or common stock, at the election of the Company, upon conversion of principal or November 23, 2001, whichever is earlier. The agreement provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $3.91 per share. The conversion price equaled the closing market price of the Company's common stock on May 23, 2000. The agreement also provided for an adjustment of the conversion price to the closing market price of the Company's common stock on May 23, 2001, if such price is lower than $3.91 on that date. However, the conversion price cannot be adjusted to less than $2.54 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by November 23, 2000. The agreement also provided for a 2% per month cash penalty if such registration was not effective on said date.

In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $84 using the Black-Scholes Option Pricing Model, and was amortizing such amount over the eighteen-month life of the debt.

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreements to borrow $1,000. On July 7, 2000, this agreement was amended to include an additional $500. The agreement provided for interest at 6% per annum, with principal and accrued interest originally due in August 2000. The agreement also provided for default interest at a rate of 24% per annum. The agreement required the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provided for a 2% per month cash penalty if such registration was not effective on said date. The agreement is personally guaranteed by the former Chairman of the Board of Directors of the Company, and collateralized by trust deeds on two of his residences. The lender agreed to extend the maturity date to January 2, 2001. According to its terms, the note was to have continued accruing interest at the default rate until repaid. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Note 2.

In conjunction with the agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.875 per share and 100,000 shares at a price of $4.06. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $933 and $279, respectively, using the Black-Scholes Option Pricing Model, and was amortizing such amounts over the life of the debt.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


6.   OTHER DEBT (CONTINUED)

On August 15, 2000, the Company entered into an unsecured Note Agreement to borrow $4,000. The agreement provided for interest at 13.73% per annum, with principal and accrued interest due December 15, 2000. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Note 2.

On August 2, 2000, the Company entered into a Secured Convertible Promissory Note Agreement to borrow $8,795. Of this amount, $1,295 was received on July 7, 2000 and previously disclosed in the Company's Form 10-K filed with the SEC on July 10, 2000; the remaining $7,500 was received during the quarter ended September 30, 2000. The note was secured by shares of the Company's common stock.

The entire note became convertible 91 days after its original issuance and is convertible into shares of the Company's common stock at a price equal to 75% of the average closing market price for the five business days immediately preceding the conversion date. The reduced conversion price represents a beneficial conversion feature that the Company has valued at $1,470. This amount was expensed in the quarter ended September 30, 2000 as part of the write-off/accelerated amortization of deferred financing costs (see Note 2). The note bears interest at the rate of 8% per annum, and is due and payable, if not converted, on August 2, 2003.

During the quarter ended December 31, 2000, principal of $505 was converted into 849,688 shares and interest of $8 was converted into 13,624 shares for a total of 863,311 shares of the Company's common stock issued in connection with conversion of the debt.

In connection with the above agreement, the Company issued warrants to a broker for services rendered to purchase 200,000 shares of common stock at a price of $1.50 per share. The Company estimated the fair value of the warrants at $502 using the Black-Scholes Option Pricing Model.

7.   COMMITMENTS AND CONTINGENCIES

DISPOSITION OF MRHM

During the quarter ended June 30, 2000, the Company's Board of Directors directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $538 and $29, respectively, as of June 30, 2000, and a net loss from operations approximating $745 for the quarter then ended, before any accruals related to office-closing costs. MRHM provided a variety of web design and web hosting services. Management expected to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. The Company did not identify MRHM as a separate business line that required discontinued operations accounting.

On July 31, 2000, negotiations for the sale of MRHM were discontinued and its operations were largely terminated on August 1, 2000. A reduced staff provided for the orderly transition of hosting operations to alternative providers and the windup of development projects. In connection with such termination, the Company recognized the impairment of $290 of fixed assets, various current assets and deposits. MRHM had two office leases, which required minimum lease payments aggregating $1,618 over the next five years. The leases were rejected as part of the bankruptcy proceedings, see further discussion at Note 2.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

DISPOSITION OF SATELLITE OFFICES

The Company had wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. In a prior quarter, the Board of Directors instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The satellite offices had various office leases, which required minimum lease payments aggregating $1,536 over the next five years. Substantially all of the leases were rejected as part of the bankruptcy proceedings, see further discussion in Note 2.

Management reached a decision to sell the satellite offices and/or their customer bases; since a sale was not effected in a timely manner, such offices were closed in September and October 2000. A sharply reduced staff was providing for the continuing operation of the interoffice network in order to bill and serve the remaining customers, however, no new customers were being added to the network. The minimal remaining Irvine wireless operations and customers were sold to a third party, in an arms-length transaction, during the quarter ended December 31, 2000 for $50. No operations remained at the quarter end in any satellite office with the exception of Salt Lake City, where dial-up and hosting operations were terminated; but Salt Lake City wireless operations were active at December 31, 2000, with a staff of three, pending the anticipated sale of that office. There is uncertainty as to the actual amount the Company will ultimately receive from the assets of the Salt Lake City satellite office, if it is sold. As a result, such assets may ultimately be determined to be impaired. During the quarter ended September 30, 2000, the Company recognized an impairment of $1,216 of fixed assets in all the satellite offices in order to approximate their fair value.

REGISTRATION RIGHTS AGREEMENTS

The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and convertible preferred stock. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's consolidated financial condition, results of operations and cash flows. The Company filed a registration statement on Form S-3 in August 2000 to register the necessary securities, and such registration was deemed effective by the Securities and Exchange Commission on September 13, 2000. Thereafter, the Company defaulted on certain registration obligations. These defaults will be processed through the Chapter 11 Case.

8.   RESTATEMENT OF DECEMBER 31, 1999 FINANCIAL STATEMENTS

The consolidated financial statements as of and for the nine months ended December 31, 1999 have been restated to correct the following errors:

During the nine months ended December 31, 1999, 339,233 shares of common stock were issued for services. The Company has recorded the value of the shares tendered using the free-trading market price on the date of transfer as the basis for all such issuances. Such adjustments resulted in additional expense of $1,297 for the nine months ended December 31, 1999.

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

In connection with Series A Preferred Stock, the Company has recognized a beneficial conversion feature in the amount of $448. In addition, the Company has recognized a total of $198 in dividends related to such stock.

The adjustments described above increased the basic/diluted loss per common share by $0.16 for the nine months ended December 31, 1999.

The Company has restated revenue to comply with SEC guidelines for accounting issues related to Internet operations to the net method for revenues related to the Fair Auction subsidiary. This change resulted in a $459 decrease to revenue but had no impact on the previously reported net loss.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

BANKRUPTCY FILING AND RELATED MATTERS

Due to overall market conditions, the Company was unsuccessful in its efforts to secure new vendor financing. As a result, on October 31, 2000 (the "Petition Date"), Universal Broadband Networks, Inc. and four of its wholly-owned subsidiaries (collectively the "Company") filed a voluntary petition for relief (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See further discussion in Notes 1 and 2 of the Consolidated Condensed Financial Statements.

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with generally accepted accounting principles ("GAAP"). Consequently, at December 31, 2000, assets have been reported at estimated net realizable value (with an allowance for estimated known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2 of the accompanying Consolidated Condensed Financial Statements. Differences between
(a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after December 31, 2000 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

In its Chapter 11 case, the Company may sell assets and settle liabilities for amounts other than the estimated amounts reflected in the accompanying financial statements. The administrative expenses resulting from the Chapter 11 filing will unfavorably affect the future financial condition of the Company. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 filing.

In addition, the Company has defaulted on certain indebtedness. See "Part II -
Item 3 - Defaults Upon Senior Securities."

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

A comparison of the results of operations between fiscal periods would not be helpful to investors due to the Chapter 11 filing. The Company's operations have been suspended since October 17, 2000. In addition, as discussed above, the Company has implemented liquidation-basis accounting effective December 31, 2000.

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying December 31, 2000 statement of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned statement of net liabilities in liquidation.

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The December 31, 2000 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

In connection with the Chapter 11 Case and the adoption of liquidation accounting discussed above, the Company recognized impairment charges of $29.1 million for the nine months ended December 31, 2000. The Company recognized $19.2 million in asset impairment and adjustments to adopt liquidation-basis accounting, $0.1 in professional fees, $7.8 million in lease and contract rejection costs, $3.2 million in the write-off and accelerated amortization of deferred financing costs, and adjustments of certain pre-petition liabilities of $(1.2) million. See further discussion in Notes 2, 6 and 7 in the Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As previously mentioned, the Company is operating as a debtor in possession under the provisions of Chapter 11 of the Bankruptcy Code. The Company has sufficient cash reserves to continue to operate on a limited basis pending the final outcome of the Chapter 11 Case.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") that provided for a line-of-credit of up to $7.0 million ("Tranche A") as well as a term loan of up to $37 million ("Tranche B"). However, the maximum combined borrowing under the Agreement could not exceed $37 million. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30 million equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement and converting the outstanding balance of an open account, under which Nortel advanced approximately $13 million in equipment and services, to a draw-down under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B were allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to Universal Broadband Networks, Inc. or its other subsidiaries.

Borrowings under Tranche A could be used for working capital and general corporate purposes, bear interest at 13%, and were schedule to mature on July 31, 2000. As of December 31, 2000, $4.1 million (including interest) was outstanding under Tranche A and no additional borrowings were available. The Company obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000. As a result of the Chapter 11 filing, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. See further discussion in Note 2 to the accompanying financial statements.

Borrowings under Tranche B could only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (9.5% at December 31, 2000) plus 3.75%. Tranche B is payable in twelve equal quarterly payments beginning November 15, 2000. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel $12.8 million on an open account for purchases of equipment and services. Effective September 20, 2000, Nortel required the Company to convert the unfinanced purchases into borrowings under Tranche B as a condition of amending the Agreement to waive certain covenants in order that the Company could pursue third-party equity financing opportunities and to continue discussions between the Company and Nortel regarding a restructuring and expansion of the Agreement. As of December 31, 2000, $13.0 million (including interest) was outstanding under Tranche B. As a result of the Chapter 11 Case, the Company did not make the November 15, 2000 or December 15, 2000 payment to Nortel as required under the terms of the payment schedule. See further discussion in Note 2.

The December 31, 2000 liability amounts described above have been classified as liabilities subject to compromise in the accompanying statement of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 3 to the accompanying financial statements). The estimated fair value of the warrants of approximately $1.9 million, as well as certain other costs related to the Agreement, were capitalized as deferred financing costs during the year ended March 31, 2000 and amortized over the life of the Tranche A loan.

The Agreement has certain restrictive financial covenants that include minimum tangible net worth requirements, maximum asset-to-net-worth ratios, minimum net income requirements and other restrictions with respect to financial ratios. Furthermore, the Agreement has restrictions related to specific activities including, but not limited to, limitations on leases, timely payment of accounts

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

payable and timely submission of certain reports to Nortel. Although the Company entered into an amendment to the Agreement that revised all such covenants effective March 31, 2000, the Company is not in compliance with any of the covenants or restrictions as of December 31, 2000; such non-compliance will be processed by the Bankruptcy Court through the Chapter 11 proceedings.

OTHER DEBT

On April 17, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $5.0 million. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due October 17, 2001. The interest was payable in cash or common stock, at the election of the Company, upon conversion of principal or October 17, 2001, whichever is earlier. The agreement provides for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $6.06 per share. The conversion price equaled the closing market price of the Company's common stock on April 17, 2000. The agreement also provided for an adjustment of the conversion price to the closing market price of the Company's common stock on April 17, 2001, if such price is lower than $6.06 on that date. However, the conversion price cannot be adjusted to less than $3.94 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by October 17, 2000. The agreement also provided for a 2% per month cash penalty if such registration was not effective on said date.

In conjunction with the above agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $1.7 million using the Black-Scholes Option Pricing Model, and was amortizing such amount over the eighteen-month life of the debt.

On May 23, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $0.3 million. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due November 23, 2001. The interest was payable by the Company in cash or common stock, at the election of the Company, upon conversion of principal or November 23, 2001, whichever is earlier. The agreement provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $3.91 per share. The conversion price equaled the closing market price of the Company's common stock on May 23, 2000. The agreement also provided for an adjustment of the conversion price to the closing market price of the Company's common stock on May 23, 2001, if such price is lower than $3.91 on that date. However, the conversion price cannot be adjusted to less than $2.54 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by November 23, 2000. The agreement also provided for a 2% per month cash penalty if such registration was not effective on said date.

In conjunction with the agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $0.1 million using the Black-Scholes Option Pricing Model, and was amortizing such amount over the eighteen-month life of the debt.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreements to borrow $1.0 million. On July 7, 2000, this agreement was amended to include an additional $0.5 million. The agreement provided for interest at 6% per annum, with principal and accrued interest originally due in August 2000. The agreement also provided for default interest at a rate of 24% per annum. The agreement required the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provided for a 2% per month cash penalty if such registration was not effective on said date. The agreement is personally guaranteed by the former Chairman of the Board of Directors of the Company, and collateralized by trust deeds on two of his residences. The lender agreed to extend the maturity date to January 2, 2001. According to its terms, the note was to have continued accruing interest at the default rate until repaid. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Note 2 to the accompanying financial statements.

In conjunction with the agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.875 per share and 100,000 shares at a price of $4.06. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $1.0 million and $0.3 million, respectively, using the Black-Scholes Option Pricing Model, and was amortizing such amounts over the life of the debt.

On August 15, 2000, the Company entered into an unsecured Note Agreement to borrow $4.0 million. The agreement provided for interest at 13.73% per annum, with principal and accrued interest due December 15, 2000. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Note 2 to the accompanying financial statements.

On August 2, 2000, the Company entered into a Secured Convertible Promissory Note Agreement to borrow $8.8 million. The note was secured by shares of the Company's common stock. Of this amount, $1.3 million was received on July 7, 2000 and previously disclosed in the Company's Form 10-K filed with the SEC on July 10, 2000. The remaining $7.5 million was received during the quarter ended September 30, 2000.

The entire note became convertible 91 days after its original issuance and is convertible into shares of the Company's common stock at a price equal to 75% of the average closing market price for the five business days immediately preceding the conversion date. The reduced conversion price represents a beneficial conversion feature that the Company has valued at $1.5 million. This amount has been expensed as part of the accelerated amortization of deferred financing costs. The note bears interest at the rate of 8% per annum, and is due and payable, if not converted, on August 2, 2003.

During the quarter ended December 31, 2000, principal of $0.5 million was converted into 849,688 shares and interest of $8,000 was converted into 13,624 shares for a total of 863,311 shares of the Company's common stock issued in connection with conversion of the debt.

In connection with the above agreement, the Company issued warrants to a broker for services rendered to purchase 200,000 shares of common stock at a price of $1.50 per share. The Company estimated the fair value of the warrants at $0.5 million using the Black-Scholes Option Pricing Model.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PRIVATE PLACEMENT

In September 2000, the Company sold shares of its common stock through a private placement. The Company issued 333,333 shares for consideration of $0.4 million (net of $0.1 million commissions).

SERIES B CONVERTIBLE PREFERRED STOCK

On July 21, 2000, the Company entered into an agreement with a private investor whereby the investor purchased 100,000 shares of the Company's convertible Preferred Series B Stock (the "Series B Preferred Stock") at a price of $10.00 per share for a gross price of $1.0 million, net of commissions of $0.2 million.

The convertible feature of the Series B Preferred Stock provided for a rate of conversion that is below market value. Under terms of the Agreement, the investors have the right to convert the Series B Preferred Stock into common stock at a 25% discount from the average closing market price of the Company's common stock for the five business days immediately preceding the conversion request. Such feature represents a beneficial conversion feature that the Company valued at $249. In the calculation of basic and diluted loss per common share, the value of the beneficial conversion feature has increased the net loss applicable to common shareholders.

In conjunction with the sale of the Series B Preferred Stock, the Company granted the investors warrants to purchase 1.0 million shares of common stock at a price of $1.50 per share and granted the placement agent warrants to purchase 150,000 shares of common stock at a price of $1.50 per share.

During the nine months ended December 31, 2000, 41,581 shares of Series B Preferred Stock were converted into 737,300 shares of common stock.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPTIONS GRANTED TO PURCHASE COMMON STOCK

The Company's Board of Directors adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan") during the year ended March 31, 2000. Both of the Plans required shareholder approval, which was obtained on July 25, 2000 at the Annual Stockholders Meeting.

Under terms of the Management Plan and the Equity Plan, from May 17, 2000 to August 1, 2000, the Company granted options to purchase 1,223,750 shares of its common stock to certain management and employees at prices between $2.94 and $4.63 per share, the closing market prices of the Company's common stock on each grant date. In addition, pursuant to terms of an employment contract with the Company's Chief Executive Officer ("CEO"), on June 19, 2000 the Company granted options to purchase one million shares of common stock to its CEO at $5.28 per share, the closing market price of the Company's common stock on such grant date. These plans are "non-compensatory" under APB No. 25 and, accordingly, no compensation expense was recorded in connection with these grants.

On April 13, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.03 per share. The exercise price equaled the closing market price of the Company's common stock at the date of grant. The Company estimated the fair value of the options at $0.2 million using the Black-Scholes Option Pricing Model, and recorded the expense during the quarter ended June 30, 2000.

COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS AGREEMENTS

As disclosed elsewhere herein, the Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and convertible preferred stock. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's consolidated financial condition, results of operations and cash flows. The Company filed a registration statement on Form S-3 in August 2000 to register the necessary securities, and such registration was deemed effective by the Securities and Exchange Commission on September 13, 2000. Thereafter, the Company defaulted on certain registration obligations. These defaults will be processed through the Chapter 11 Case.

INFLATION

Management does not believe that inflation has had or is likely to have any significant impact on the Company's limited operations.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On the Petition Date, the Company filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. For more information, see Note 2 ("Bankruptcy Case and Related Matters") to the accompanying financial statements.

The Company has been named as a defendant in certain legal proceedings, principally with regard to the enforcement of contractual obligations for payment for services or products. Moreover, there are other threatened claims of a substantial nature that have been asserted against the Company. All lawsuits have been stayed with respect to the Company as a result of the petition for relief under Chapter 11 of the Bankruptcy Code.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Under terms of the secured financing agreement with Nortel, $4.1 million of principal and interest under Tranche A became due and payable on November 1, 2000. In addition, monthly payments of $1.1 million each in principal and interest under Tranche B were due and payable on November 15, 2000, December 15, 2000, and January 15, 2001. Also, $4.1 and $1.6 million, respectively, of principal and interest under terms of two unsecured note agreements became due and payable on December 15, 2000 and January 2, 2001, respectively.

As previously disclosed, the Company did not make the payments on any of the above credit agreements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None


ITEM 5.  OTHER INFORMATION

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Effective October 31, 2000, the Company accepted the resignation of BDO Seidman, LLP, as the Company's independent certified public accountant, which was tendered on that same date. No disagreements existed between the Company and BDO Seidman, LLP, with respect to any financial statement of the Company or the presentation of any financial statement for which BDO Seidman, LLP, issued a report.

On December 28, 2000 the Company engaged Squar, Milner, Reehl & Williamson, LLP ("Squar Milner"), to replace BDO Seidman, LLP. Due to the filing deadline of November 14, 2000, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 was not reviewed by an independent accountant. Because management was unable to prepare such Form 10-Q under its normal review standards, the Company may be required to amend the filing if Squar Milner is engaged to review the September 30, 2000 Form 10-Q in accordance with applicable professional standards.

  UNIVERSAL BROADBAND NETWORKS, INC. (FORMERLY IJNT.NET, INC.) AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


TRADING MARKET

The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfies the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock began being quoted on the "Pink Sheets"; such market is not sponsored or supported by the Company. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock. Notwithstanding this market activity, the Company believes that its outstanding shares of common stock currently have no value.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (1)      Exhibits:

           27.1    Financial Data Schedule

  (2)      Reports on Form 8-K:

           The Company filed a report on Form 8-K on October 17, 2000 to report that the Company's efforts to secure new vendor financing were unsuccessful.

           The Company filed a report on Form 8-K on November 6, 2000 to report the filing of the Company's bankruptcy case under Chapter 11, the resignation of the Company's accountants (BDO Seidman, LLP), and the request by the Company that its securities be delisted from the Nasdaq National Market since the Company no longer satisfies the listing requirements.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   February 20, 2001

                                         UNIVERSAL BROADBAND NETWORKS, INC.


                                         /S/ BRANDON POWELL
                                         --------------------------------------
                                         Brandon Powell
                                         Executive Vice President and Secretary