Form 10-Q/A
period 2000-09-30
UNIVERSAL BROADBAND NETWORKS INC
filed 2001-06-27
CIK 925739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q/A
                             ----------------------

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

As of June 19, 2001 there were 25,346,849 shares of Common Stock outstanding.


================================================================================

                       UNIVERSAL BROADBAND NETWORKS, INC.
                                      INDEX



                                                                        PAGE NO.
                                                                        --------


PART I--FINANCIAL INFORMATION

         As disclosed in Item 5 of Part II of the Company's September 30, 2000 Form 10-Q filed on November 14, 2000, the September 30, 2000 consolidated condensed financial statements included therein were not reviewed by the Company's independent certified public accountants as required by Rule 10-01(d) of Regulation S-X. The Company's September 30, 2000 consolidated condensed financial statements included herein have been reviewed in accordance with professional standards as described in the preceding sentence, and, accordingly, the Company is filing this Form 10-Q/A.

Item 1. Financial Statements

     Report on Review by Independent Certified Public Accountants

     Consolidated Condensed Balance Sheets as of September 30, 2000
          (unaudited) and March 31, 2000.....................................  3

     Unaudited Consolidated Condensed Statements of Operations for the
          three and six-month periods ended September 30, 2000 and 1999......  4

     Unaudited Consolidated Condensed Statements of Cash Flows for the
          six-month periods ended September 30, 2000 and 1999................  5

     Notes to Consolidated Condensed Financial Statements....................  6

Item 2. Management's Discussion and Analysis of Consolidated Financial
     Condition and Results of Operations..................................... 17

Item 3. Quantitative and Qualitative Disclosure About Market Risk............  *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 25

     Item 2.  Changes In Securities and Use of Proceeds...................... 25

     Item 3.  Defaults Upon Senior Securities................................ 25

     Item 4.  Submission of Matters to a Vote of Security Holders............ 25

     Item 5.  Other Information.............................................. 25

     Item 6.  Exhibits and Reports on Form 8-K............................... 26


* No information provided due to inapplicability of item.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders
Universal Broadband Networks, Inc. and Subsidiaries

We have reviewed the interim consolidated balance sheet of Universal Broadband Networks, Inc. and Subsidiaries (collectively referred to as the "Company") as of September 30, 2000, the related consolidated interim statement of operations for the quarter then ended, and the related consolidated interim statement of cash flows for the six-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements in order for them to be in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheet of the Company as of March 31, 2000, the statements of operations for the three and six-month periods ended September 30, 1999, and the statement of cash flows for the six-month period ended September 30, 1999 included in the Company's Form 10-Q/A for the quarter ended September 30, 2000 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

As discussed in Notes 1 and 2, the Company filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on October 31, 2000.


/s/ Squar, Milner, Reehl & Williamson, LLP

May 3, 2001 (except Note 10, as to which the date is June 5, 2001) Newport Beach, California


UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS

                                                                                     SEPTEMBER 30,        MARCH 31,
                                                                                         2000                2000
                                                                                     -------------      -------------
                                                                                      (Unaudited)
Current assets:
     Cash....................................................................        $      1,576       $      1,176
     Accounts receivable, net of allowance for doubtful accounts
       of $545 and $330, respectively........................................                 100                 64
     Prepaid expenses and other current assets...............................                 537                645
                                                                                     -------------      -------------
Total current assets.........................................................               2,213              1,885

Property and equipment, net of accumulated depreciation of $5,025
   and $2,796, respectively..................................................              15,160             15,235
Other assets, net............................................................               1,137              3,216
                                                                                     -------------      -------------
          Total assets.......................................................        $     18,510       $     20,336
                                                                                     =============      =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued liabilities (Note 2).......................        $          -       $      9,522
     Accrued payroll, benefits and related costs (Note 2)....................                   -                647
     Secured vendor financing (Note 6).......................................              13,042                  -
     Equipment financing and line of credit arrangement (Note 6).............               4,044             14,222
     Obligations under capital leases........................................               2,675                402
     Liabilities subject to compromise (Note 2)..............................              29,526                  -
                                                                                     -------------      -------------
Total current liabilities....................................................              49,287             24,793

Obligations under capital leases, less current portion.......................                   -                788
                                                                                     -------------      -------------

Total liabilities............................................................              49,287             25,581
                                                                                     -------------      -------------

Shareholders' deficit:
     Series A Convertible Preferred Stock, $.01 par value; authorized
       1,000,000 shares; 0 and 2,000 issued and outstanding,
       liquidation preference of $2,000......................................                   -                  -
     Series B Convertible Preferred Stock, $.01 par value; authorized
       150,000 shares; 100,000 and 0 issued and outstanding, liquidation
       preference of $1,000 .................................................                   1                  -
     Common Stock, $.001 par value; authorized 50,000,000 shares;
       21,347,833 and 20,283,508 issued and outstanding, respectively........                  21                 20
     Additional paid-in capital..............................................              48,238             39,347
     Accumulated deficit.....................................................             (79,037)           (44,612)
                                                                                     -------------      -------------
Total shareholders' deficit..................................................             (30,777)            (5,245)
                                                                                     -------------      -------------
Total liabilities and shareholders' deficit..................................        $     18,510       $     20,336
                                                                                     =============      =============



          See accompanying notes to consolidated condensed financial statements.



UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

                                              FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                              --------------------------             ------------------------
                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                           -------------      -------------      -------------      -------------
                                               2000               1999               2000               1999
                                               ----               ----               ----               ----
                                                              (as restated)                         (as restated)

Revenues...............................    $        634       $        740       $      1,317       $      1,665
                                           -------------      -------------      -------------      -------------
Operating expenses:
Network expenses.......................           2,890                626              5,228              1,009
Payroll and related expenses...........           1,733              1,156              3,785              2,052
Selling, general and
   administrative expenses.............           4,390              1,574              9,461              3,144
Depreciation and amortization..........           1,240                230              2,770                397
                                           -------------      -------------      -------------      -------------
        Total operating expenses.......          10,253              3,586             21,244              6,602
                                           -------------      -------------      -------------      -------------
Operating loss.........................          (9,619)            (2,846)           (19,927)            (4,937)

Interest income........................              16                 13                 48                 13
Interest expense, including
   amortization of deferred
   financing costs.....................          (1,254)              (350)            (3,305)              (350)
                                           -------------      -------------      -------------      -------------
Loss before reorganization items.......         (10,857)            (3,183)           (23,184)            (5,274)

Reorganization items...................         (10,968)                 -            (10,968)                 -
                                           -------------      -------------      -------------      -------------
Net loss...............................         (21,825)            (3,183)           (34,152)            (5,274)

Preferred stock dividends..............               -                (54)               (23)              (147)
Preferred stock beneficial
   conversion feature..................            (249)                 -                  -               (448)
                                           -------------      -------------      -------------      -------------
Net loss applicable to common
   shareholders........................    $    (22,074)      $     (3,237)      $    (34,175)      $     (5,869)
                                           =============      =============      =============      =============

Loss per common share, basic and
   diluted.............................    $      (1.05)      $      (0.18)      $      (1.64)      $      (0.34)
                                           =============      =============      =============      =============
Weighted-average number of
   common shares outstanding,
basic and diluted......................      20,960,323         17,621,965         20,794,140         17,292,108
                                           =============      =============      =============      =============




          See accompanying notes to consolidated condensed financial statements.



UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                 ----------------
                                                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                                                         -------------     -------------
                                                                                            2000               1999
                                                                                            ----               ----
                                                                                                           (as restated)

Cash flows used in operating activities:
   Net loss........................................................................   $     (34,152)       $    (5,274)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Reorganization items........................................................           9,525                  -
       Depreciation and amortization...............................................           2,770                397
       Amortization and direct write-off of deferred financing costs...............           5,660                350
       Stock options and warrants issued as professional expense...................           1,101                  -
       Stock issued for services...................................................             554                748
       Accrued interest............................................................             821                  -
       Provision for doubtful accounts.............................................             260                  -
       Changes in current assets and liabilities:
           Accounts receivable.....................................................            (297)              (402)
           Prepaid expenses and other current assets...............................             108                335
           Other assets............................................................            (314)                 -
           Accounts payable and accrued liabilities................................            (995)             3,387
           Accrued payroll, benefits and related costs.............................              40                 17
                                                                                      --------------       ------------
   Net cash used in operating activities...........................................         (14,919)              (442)
                                                                                      --------------       ------------

Cash flows used in investing activities:
   Purchases of fixed assets.......................................................          (1,360)            (4,073)
   Receipt of loan due from shareholder............................................               -                (80)
   Purchase of licenses and other assets ..........................................               -                (70)
                                                                                      --------------       ------------
   Net cash used in investing activities...........................................          (1,360)            (4,223)
                                                                                      --------------       ------------

Cash flows provided by financing activities:
   Borrowings of short-term debt...................................................          19,545              7,000
   Repayment of short-term debt....................................................          (4,000)                 -
   Repayment of long-term debt.....................................................               -               (222)
   Repayment of loan to shareholders...............................................               -               (157)
   Repayment of capital lease obligations..........................................            (375)                 -
   Proceeds from exercise of warrants..............................................             225                  -
   Proceeds from sale of preferred stock, net......................................             834              1,790
   Proceeds from sale of common stock, net.........................................             450                800
                                                                                      --------------       ------------
   Net cash provided by financing activities.......................................          16,679              9,211
                                                                                      --------------       ------------

 Net increase in cash..............................................................             400              4,546
 Cash at beginning of period.......................................................           1,176                903
                                                                                      --------------       ------------
 Cash at end of period.............................................................   $       1,576        $     5,449
                                                                                      ==============       ============

Supplemental schedule of non-cash investing and financing activities:
   Increase of liabilities relating to asset purchases.............................   $       8,131        $         -
                                                                                      ==============       ============
   Issuance of warrants in conjunction with financing arrangements.................   $       2,985        $     1,944
                                                                                      ==============       ============
   Issuance of warrants in conjunction with preferred stock .......................   $       2,978        $         -
                                                                                      ==============       ============
   Beneficial conversion feature of preferred stock................................   $         249        $         -
                                                                                      ==============       ============
   Preferred stock dividends paid in common stock..................................   $         162        $         -
                                                                                      ==============       ============
Other disclosures:
   Cash paid during the period for interest........................................   $         176        $        10
                                                                                      ==============       ============
          See accompanying notes to consolidated condensed financial statements.




 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION AND GOING CONCERN

On October 31, 2000 (the "Petition Date"), Universal Broadband Networks, Inc. and four of its wholly-owned subsidiaries (collectively the "Company") filed a voluntary petition for protection and reorganization (the "Chapter 11 Matter") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See Note 2 for additional information.

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

On July 25, 2000, the shareholders of the Company ratified the proposal to change the name of the Company from IJNT.net, Inc. to Universal Broadband Networks, Inc. and the stock ticker symbol was correspondingly changed to UBNT.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 Matter (see Note 2), such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter have been segregated and classified as liabilities subject to compromise in the September 30, 2000 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and will be either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Matter for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). When the Company's September 30, 2000 financial statements (as originally reported) were filed with the Securities and Exchange Commission on November 14, 2000, the Company had an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, have been classified as liabilities subject to compromise in the accompanying balance sheet at September 30, 2000. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Matter as reorganization items in the accompanying statement of operations for the six month period ended September 30, 2000. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP. The accompanying consolidated condensed balance sheet at September 30, 2000, and the consolidated condensed statements of operations and cash flows for the periods ended September 30, 2000 and 1999 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which (except as described in Notes 7 and 8) are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited consolidated condensed financial statements should be read in conjunction with the March 31, 2000 audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on July 10, 2000.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

The Company's bankruptcy filing resulted in non-payment of $4.1 million payable on November 1, 2000 to a secured creditor (see Note 6). Because of the combination of this event and cross-default provisions included in the Company's other debt agreements (see Note 6) and in certain lease agreements, substantially all of the Company's indebtedness is in default and is due and payable. The repayment of such indebtedness, if any, will be determined in the Company's Chapter 11 Matter.

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations. This rejection will result in lease rejection claims pursuant to the Bankruptcy Code; such claims have not yet been adjudicated by the Bankruptcy Court. Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible of reasonable estimation at this time. Accordingly, the accompanying financial statements do not include any provision for such costs not incurred as of September 30, 2000 by the Company.



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

On December 28, 2000, the Company engaged Squar, Milner, Reehl & Williamson, LLP, as its independent certified public accountant.

Trading Market

The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfies the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock began being quoted on the "Pink Sheets""; such market is not sponsored or supported by the Company. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock. Notwithstanding this market activity, the Company believes that its outstanding shares of common stock currently have nominal value.

Liabilities Subject to Compromise and Reorganization Items

The September 30, 2000 balances of liabilities that became subject to compromise on October 31, 2000 are as follows:


        Accounts payable                                $          8,918
        Accrued payroll, benefits and related costs                  687
        Unsecured short-term debt (Note 7)                        19,921
                                                        ----------------

        Total liabilities subject to compromise         $         29,526
                                                        ================

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Reorganization items reported in the statement of operations include the following for the six-month period ended September 30, 2000:


        Fixed asset impairment                        $         6,995
        Other asset impairment                                    990
        Professional fees                                         150
        Accelerated amortization of deferred
           financing costs (Note 7)                             3,689
        Other liabilities                                        (856)
                                                      ----------------

        Total reorganization items                    $        10,968
                                                      ================

3.       SHAREHOLDERS' EQUITY

STOCK GRANTS

During the three and six-month periods ended September 30, 2000, the Company issued 18,556 and 37,235, respectively, shares of common stock in exchange for various professional services. The estimated fair value of the stock issued of $145 and $252, respectively, has been charged to operations. In addition, 821 shares of common stock were issued to an employee under the terms of an employment agreement for the three months ended September 30, 2000. The estimated fair value of the stock issued of $2 has been charged to operations as compensation expense.

Effective for the fiscal year beginning April 1, 2000, non-employee directors receive an annual fee in the form of Company common stock with an estimated fair market value of $60 as of May 31st of each year. Accordingly, on May 31, 2000, the Company's non-employee directors, Messrs. Torney, Charles, Cubley, Kramer and Pazian, each received $60 of the Company's common stock valued at the quoted market price of $2.88 a share (20,833 shares each), or a total of 104,165 shares issued. The total fair market value of the stock issued of $300 was charged to operations in June 2000. Effective October 18, 2000, the Company rescinded the grant of the aforementioned stock to the non-employee Directors. In lieu of receiving stock, the Directors will be compensated commencing November 1, 2000 in the amount of $3 cash per quarter and $1 per meeting plus reimbursement of out-of-pocket expenses.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.       SHAREHOLDERS' EQUITY (CONTINUED)

PRIVATE PLACEMENT

In September 2000, the Company sold shares of its common stock through a private placement. The Company issued 333,333 shares for cash consideration of $450 (net of commissions of $50).

SERIES A CONVERTIBLE PREFERRED STOCK

In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Series A Preferred Stock") for a gross price of $2,000, net of commissions of $200. In May 1999, the Agreement was amended to include an additional 2,000 shares of Series A Preferred Stock, which netted $1,790 (net of $210 expenses) to the Company. The Series A Preferred Stock is convertible at a discount of 20% below the average closing market price of the Company's common stock for the five business days preceding the conversion request. A dividend of 8% per year accrues on unconverted Series A Preferred Stock held by the Investors. The dividend is paid in the form of shares of the Company's common stock at the time of the Preferred Stock conversion.

During the three months ended June 30, 2000, the remaining 2,000 shares of Series A Preferred Stock were converted into 364,299 shares of common stock and $162 in related dividends ($139 of which was earned and accrued during the year ended March 31, 2000) was converted into 29,432 shares of common stock, for a total of 393,731 shares of common stock issued in connection with the Series A Preferred Stock conversions.

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

The convertible feature of the Series B Preferred Stock provides for a rate of conversion that is below market value. Under the terms of the Agreement, the investors have the right to convert the Series B Preferred Stock into common stock at a 25% discount from the average closing market price of the Company's common stock for the five business days immediately preceding a request for conversion. Such feature represents a beneficial conversion feature which the Company has valued at $249. In the calculation of basic and diluted loss per common share, the value of the beneficial conversion feature has increased the net loss applicable to common shareholders.

In conjunction with the sale of the Series B Preferred Stock, the Company granted the investors warrants to purchase 1,000,000 shares of common stock at a price of $2.00 per share and granted the placement agent warrants to purchase 150,000 shares of common stock at a price of $1.50 per share (see discussion below).

During the six months ended September 30, 2000, no shares of the Series B Preferred Stock were converted to common stock of the Company. Subsequent to September 30, 2000, 41,690 shares of Series B Preferred Stock were converted into 797,300 shares of common stock, and carry a liquidation preference of $583.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.       SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS GRANTED TO PURCHASE COMMON STOCK

During the six months ended September 30, 2000, in conjunction with the issuance of various debt obligations, the Company issued warrants to purchase 944,541 shares of common stock; see Notes 6 and 7 on debt arrangements.

Subsequent to September 30, 2000, the Company issued a warrant to purchase 100,000 shares of common stock at $1.50 per share to a consultant under the terms of a consulting contract dated September 18, 2000. The Company estimated the value of the warrant at $140 using the Black-Scholes Option Pricing Model, and accrued the expense as of September 30, 2000.

In connection with the issuance of Series B Preferred Stock on July 21, 2000, the Company granted 1,000,000 warrants to the investors at $2.00 per share and 150,000 warrants to the placement agent at $1.50 per share to purchase shares of the Company's common stock. The Company estimated the value of the warrants at $2,079 and $397, respectively, using the Black-Scholes Option Pricing Model. The proceeds of the Series B Preferred Stock were allocated between the Preferred Stock and the warrants using the relative fair value method, as stipulated by Accounting Principles Board Opinion 14. The estimated value of the warrants issued to the placement agent was included in additional paid-in capital. In September 2000, the placement agent exercised the aforementioned warrant for 150,000 shares of the Company's common stock.

In connection with the execution of a financial advisory services agreement on May 22, 2000 with an investment banking firm, the Company granted warrants to purchase 250,000 share of its common stock at a price of $6.06 per share. The warrants expire five years from the date of grant. The Company estimated the fair value of the warrants at $801 using the Black-Scholes Option Pricing Model. The warrant agreement required the Company to obtain effective registration of the shares underlying the warrants by November 22, 2000. The Company expensed the entire estimated value of the warrant during the quarter ended June 30, 2000.

The Company was involved in a dispute with a third-party consultant concerning consideration the Company allegedly owed for various financial advisory services. The Company reached a settlement with the consultant whereby it agreed to issue warrants to purchase 75,000 shares of the Company's common stock with an exercise price of $5.00 per share. The Company estimated the fair value of the warrants at $146 using the Black-Scholes Option Pricing Model. Such warrants were issued in August 2000, although the expense was recognized during the quarter ended June 30, 2000.

At September 30, 2000, there were warrants to purchase shares of the Company's common stock as shown in the following table. The weighted average exercise price of all warrants is $4.69 per share. All the warrants are immediately exercisable.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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
                                                     ----------

                                                     3,547,573
                                                     ==========
OPTIONS GRANTED TO PURCHASE COMMON STOCK

The Company's Board of Directors adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan") during the year ended March 31, 2000. Both of the Plans require shareholder approval, which was obtained on July 25, 2000 at the Annual Meeting of Stockholders.

Under terms of the Management Plan and the Equity Plan, from May 17, 2000 to August 1, 2000, the Company granted options to purchase 1,223,750 shares of its common stock to certain management and employees at exercise prices ranging from $2.88 to $4.63 per share, the closing market prices of the Company's common stock on each grant date. In addition, pursuant to terms of an employment contract with the Company's then Chief Executive Officer ("CEO"), on June 19, 2000 the Company granted options to purchase one million shares of common stock to its CEO at $5.28 per share, the closing market price of the Company's common stock on such grant date. These plans are "non-compensatory" under APB No. 25, and, accordingly, no compensation expense was recorded in connection with these grants.

On April 13, 2000, the Company granted various service providers options to purchase 20,500 shares of common stock at an exercise price of $8.03 per share. The exercise price equaled the closing market price of the Company's common stock at the date of grant. The Company estimated the fair value of the options at $153 using the Black-Scholes Option Pricing Model and charged the expense to operations during the quarter ended September 30, 2000.

Due to termination of most of the Company's staff on October 17, 2000 in connection with the Chapter 11 Matter, substantially all of the options expired on January 17, 2001. No options were exercised during the six months ended September 30, 2000 or during the period from October 1, 2000 to January 17, 2001.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.       LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase, that are outstanding during the period. Net loss applicable to common shareholders has been increased for the effect of the preferred stock dividends and beneficial conversion features (see Note 3).

Diluted loss per common share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Common shares issuable upon conversion of preferred stock and convertible debt and the exercise of outstanding warrants and stock options have been excluded from the computation since their effect would be antidilutive.

5.       RELATED PARTY TRANSACTION

At June 30 and March 31, 2000, the Company was owed $98 from JustWebit, a company whose CEO and principal shareholder is J.R. Marple. Mr. Marple is the son of Jon Marple, the former Chairman of the Board of Directors of the Company. Of this amount, $50 represents the amount J.R. Marple has agreed to pay to purchase the JustWebit domain name from the Company. Such domain name was acquired in the Webit of Utah purchase during a prior year. Such amount was to be paid to the Company through the issuance of 84,700 shares of stock of JustWebit, which are traded over-the-counter, having a fair value approximating $50. The remainder represents $31 due to the Company in connection with an acquisition during the year ended March 31, 1999 and $17 cash funds advanced during the year ended March 31, 2000. Such amounts were to be repaid to the Company through the issuance of 68,600 shares of stock of JustWebit, having a fair value approximating $60. Such shares were issued during the quarter ended September 30, 2000 and are restricted pursuant to Rule 144. The Company has determined the shares to be without value and has written-off such balance in the accompanying statement of operations for the quarter ended September 30, 2000.

6.       EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") which provides for a line-of-credit of up to $7,000 ("Tranche A") as well as a term loan of up to $37,000 ("Tranche B"). However, the maximum combined borrowing under the Agreement cannot exceed $37,000. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30,000 equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement and converting the outstanding balance of an open account (under which Nortel advanced approximately $13,000 in equipment and services) to a draw-down under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B were allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to Universal Broadband Networks, Inc. or its subsidiaries.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.       EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT (CONTINUED)

Borrowings under Tranche A could be used for working capital and general corporate purposes, bear interest at 13% and matured on July 31, 2000. As of September 30, 2000, $4,044 (including interest) was outstanding under Tranche A and no additional borrowings were available. The Company has obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000. As a result of the Chapter 11 Matter, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. See further discussion in Note 2.

Borrowings under Tranche B could only be used to finance purchases of Nortel goods and services, and bear interest at the prime rate (9.5% at September 30, 2000) plus 3.75%. Tranche B was payable in twelve equal quarterly payments beginning November 15, 2000. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel $12,780 on an open account for purchases of equipment and services. Effective September 20, 2000, Nortel required the Company to convert the unfinanced purchases into borrowings under Tranche B as a condition of amending the Agreement to waive certain covenants in order that the Company could pursue third-party equity financing opportunities and continue its discussions with Nortel regarding a restructuring and expansion of the Agreement. As of September 30, 2000, $13,042 (including interest) was outstanding under Tranche B. As a result of the Chapter 11 Matter, the Company did not make any of the payments due to Nortel beginning November 15, 2000 as required under the terms of the payment schedule. See further discussion in Note 2.

The September 30, 2000 liability amounts set forth below have been classified as liabilities subject to compromise in the accompanying consolidated balance sheet.


A summary of the borrowings under the Agreement follows:

                                        September 30,     March 31,
                                        -------------     ---------
                                           2000             2000
                                           ----             ----

        Tranche A                       $     4,044      $     7,646
        Tranche B                            13,042               --
        Unfinanced purchases                     --            6,576
                                        -----------      -----------

        Total                           $    17,086      $    14,222
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

The Agreement has certain restrictive covenants that include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and restrictions with respect to certain other financial ratios. Furthermore, the Agreement has restrictions related to specific activities including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. Although the Company entered into an amendment to the Agreement that revised all such covenants effective March 31, 2000, the Company is presently not in compliance with any of such covenants or restrictions; such non-compliance will be processed by the Bankruptcy Court through the Chapter 11 proceedings.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.       OTHER DEBT

On April 17, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $5,000. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due October 17, 2001. Interest was payable in cash or common stock, at the election of the Company, upon conversion of principal or October 17, 2001, whichever was earlier. The agreement also provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $6.06 per share. Such conversion price equaled the closing market price of the Company's common stock on April 17, 2000. The agreement further provided for an adjustment of the conversion price to the closing price of the Company's common stock on April 17, 2001, if such price was lower than $6.06 on that date. However, the conversion price cannot be adjusted to less than $3.94 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by October 17, 2000. The agreement also provided for a 2% per month cash penalty if such registration is not effective on said date.

In conjunction with the above agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of its common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $1,689 using the Black-Scholes Option Pricing Model, and was amortizing such amount over the 18-month life of the debt.

On May 23, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $250. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due November 23, 2001. Interest was payable in cash or common stock, at the election of the Company, upon conversion of principal or November 23, 2001, whichever was earlier. The agreement also provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $3.91 per share. Such conversion price equaled the closing market price of the Company's common stock on May 23, 2000. The agreement further provided for an adjustment of the conversion price to the closing price of the Company's common stock on May 23, 2001, if such price is lower than $3.91 on that date. However, the conversion price cannot be adjusted to less than $2.54 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by November 23, 2000. The agreement also provided for a 2% per month cash penalty if such registration is not effective on said date.

In conjunction with the May 2000 agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of its common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $84 using the Black-Scholes Option Pricing Model and, was amortizing such amount over the 18-month life of the debt.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.       OTHER DEBT (CONTINUED)

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreement to borrow $1,000. On July 7, 2000, this agreement was amended to include an additional $500. The agreement provided for interest at 6% per annum, with principal and accrued interest originally due in August 2000. The agreement also provided for default interest at a rate of 24% per annum. The agreement required the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provided for a 2% per month cash penalty if such registration was not effective on said date. The agreement is personally guaranteed by the former Chairman of the Board of Directors of the Company, and collateralized by trust deeds on two of his residences. The lender agreed to extend the maturity date to January 2, 2001. According to its terms, the note was to have continued accruing interest at the default rate until repaid. As a result of the Chapter 11 Matter, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Note 2.

In conjunction with the June 2000 agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of its common stock at a price of $2.88 per share and 100,000 shares at a price of $4.06 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $933 and $279, respectively, using the Black-Scholes Option Pricing Model and was amortizing such amounts over the life of the debt.

On August 15, 2000, the Company entered into an unsecured Note Agreement to borrow $4,000. The agreement provided for interest at 13.7% per annum, with principal and accrued interest due December 15, 2000. As a result of the Chapter 11 Matter, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Note 2.

On August 2, 2000, the Company entered into a Secured Convertible Promissory Note Agreement to borrow $8,795. Of this amount, $1,295 was received on July 7, 2000 and previously disclosed in the Company's Form 10-K with the SEC on July 10, 2000; the remaining $7,500 was received during the quarter ended September 30, 2000. The note was secured by shares of the Company's common stock.

The entire note became convertible 91 days after its original issuance and is convertible into shares of the Company's common stock at a price equal to 75% of the average closing market price for the five business days immediately preceding the conversion date. The reduced conversion price represents a beneficial conversion feature which the Company has valued at $1,470. This amount was expensed in the quarter ended September 30, 2000 as part of the write-off and accelerated amortization of deferred financing costs (see Note 2). The note bears interest at the rate of 8% per annum and is due and payable, if not converted, on August 2, 2003.

No amount of the debt was converted during the quarter ended September 30, 2000. Subsequent to the quarter end, principal of $552 was converted into 3,236,653 shares and interest of $9 was converted into 74,229 shares for a total of 3,310,882 shares of the Company's common stock issued in connection with conversion of the debt.

In connection with the above agreement, the Company issued warrants to a broker for services rendered to purchase 200,000 shares of its common stock at a price of $3.00 per share. The Company estimated the fair value of the warrants at $502 using the Black-Scholes Option Pricing Model. Such services were initially recorded as deferred financing costs; subsequently, the amortization was accelerated due to the impending bankruptcy at September 30, 2000 as further discussed in Note 2.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.       COMMITMENTS AND CONTINGENCIES

DISPOSITION OF MRHM

During the quarter ended June 30, 2000, the Company's Board of Directors directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $538 and $29, respectively, as of June 30, 2000, and a net loss from operations approximating $745 for the quarter then ended, before any accruals related to office closing costs. MRHM provided a variety of web design and web hosting services. Management expected to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. The Company did not identify MRHM as a separate business line that required discontinued operations accounting.

On July 31, 2000 negotiations for the sale of MRHM were discontinued and its operations were largely terminated on August 1, 2000. A reduced staff provided for the orderly transition of hosting operations to alternative providers and the wind-up of development projects. In connection with such termination, the Company recognized the impairment of $290 of fixed assets, various current assets and deposits. MRHM had two office leases, which required minimum lease payments aggregating $1,618 over the next five years. The leases were rejected as part of the bankruptcy proceedings; see further discussion at Note 2.

DISPOSITION OF SATELLITE OFFICES

The Company had wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. In a prior quarter, the Board of Directors instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The satellite offices have various office leases, which require minimum lease payments aggregating $1,536 over the next five years. Substantially all of the leases were rejected as part of the bankruptcy proceedings; see further discussion in Note 2.

Management had concluded to sell the satellite offices and/or their customer bases; since a sale was not effected in a timely manner, such offices were closed in September and October 2000. A sharply reduced staff was providing for the continuing operation of the network in order to bill and serve the remaining customers, however, no new customers are being added to the network. There is an uncertainty as to the actual amount the Company will ultimately receive from the assets of the satellite offices, if they are sold. As a result, such assets may ultimately be determined to be impaired. During the quarter ended September 30, 2000, the Company recognized the impairment of $1,216 of fixed assets in order to approximate their estimated fair value on a going-concern accounting basis.

REGISTRATION RIGHTS AGREEMENTS

The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and convertible preferred stock. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's consolidated financial condition, results of operations and cash flows. The Company filed a registration statement on Form S-3 in August 2000 to register the necessary securities, and such registration was deemed effective by the Securities and Exchange Commission on September 13, 2000. Thereafter, the Company defaulted on certain registration obligations. These defaults will be processed through the Chapter 11 Matter.


9.       RESTATEMENT OF SEPTEMBER 30, 1999 FINANCIAL STATEMENTS

The consolidated financial statements for the six months ended September 30, 1999 have been restated to correct the following errors:

During the six months ended September 30, 1999, 211,733 shares of common stock were issued for services. The Company has recorded the value of the shares tendered using the free-trading market price on the date of transfer as the basis for all such issuances. Such adjustments resulted in additional expense of $748 for the six months ended September 30, 1999.

The loan origination fee of $660 and the value of the warrants of $1,944, both related to the financing agreement with Nortel, were not previously reflected in the consolidated financial statements. Such items have now been recorded, resulting in an increase to liabilities and shareholders' equity, respectively. The Company has also recorded the amortization of the loan origination fee and the warrants, totaling $110 and $324, respectively, resulting in a charge to interest expense.

In connection with Series A Preferred Stock, the Company has recognized a beneficial conversion feature in the amount of $147. In addition, the Company has recognized a total of $198 in dividends related to such stock.

The adjustments described above increased the basic/diluted loss per common share by $0.07 for the six months ended September 30, 1999.

The Company has restated revenue to comply with SEC guidelines for accounting issues related to Internet operations to the net method for revenues related to the Fair Auction subsidiary. This change resulted in a $459 decrease to revenue but had no impact on the previously reported net loss.


10.       PROPOSED MERGER

The Company is presently negotiating a merger with Norstar Telecommunications, Inc. ("Norstar"). Based on a signed letter of intent ("LOI"), subject to Court approval, the principal terms of the proposed transaction as of June 5, 2001 are as follows: (a) Norstar would be merged into the Company, which would be the surviving entity, (b) the Company would receive a total of $450 in cash by the closing date, and its current stockholders would own approximately 5% of the post-merger entity, (c) such cash consideration and most of the Company's other assets would be transferred to a third party for the benefit of the Company's creditors, (d) none of the Company's presently outstanding common or preferred stock would be cancelled or otherwise effected by the proposed merger, and (e) Norstar stockholders would own the remaining 95% of the surviving entity.

Under the terms of the LOI, the surviving entity would seek to register with the Securities and Exchange Commission the stock of the Company owned by the Company's original shareholders within six months of the effective date of the proposed merger. Absent such registration, the surviving entity would either (1) issue additional shares to such stockholders or (2) purchase such stock at an agreed-upon (but presently unknown) price.

The proposed transaction described above is subject to approval by the Bankruptcy Court and negotiation/execution of a definitive merger agreement.

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

BANKRUPTCY AND LIQUIDATION

Due to overall market and industry conditions, the Company was unsuccessful in its efforts to secure new vendor financing. As a result, on October 31, 2000 (the "Petition Date"), Universal Broadband Networks, Inc. and four of its wholly-owned subsidiaries (collectively the "Company") filed a voluntary petition for protection and reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Santa Ana Division. Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See further discussion in Notes 1 and 2 of the Consolidated Condensed Financial Statements.

In its Chapter 11 Matter, the Company may sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and other bankruptcy-related expenses resulting from the Chapter 11 filing will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 filing.

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

The Company reflected reorganization items of $11 million for the three months ended September 30, 2000 due to asset impairment and other charges in connection with the Chapter 11 Matter. The Company recognized $8.0 million in asset impairment, $0.1 in professional fees, $3.7 million in accelerated amortization of deferred financing costs and adjustments of other liabilities of $(0.9) million. See further discussion in Notes 2, 6 and 7 in the Consolidated Condensed Financial Statements.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

Total revenues decreased 21% or $0.3 million to $1.3 million for the six months ending September 30, 2000 compared to revenues of $1.6 million for the six months ending September 30, 1999. The decrease was caused in part by the closure of the web development subsidiary in August 2000, as discussed below.

During the quarter ended June 30, 2000, the Company's Board of Directors directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $0.5 million and $29,000, respectively, as of June 30, 2000, and a net loss from operations approximating $0.7 million for the quarter ended June 30, 2000, before accruals for office closing costs. MRHM provides a variety of web design and web hosting services. Management of the Company had expected to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. Management of the Company had not identified MRHM as a separate business line which requires discontinued operations accounting.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 31, 2000 negotiations for the sale of MRHM were discontinued, and its operations were largely terminated on August 1, 2000. In connection with such termination, the Company has recognized the impairment of $0.3 million of fixed assets and various other current assets and deposits. MRHM had two office leases, which required minimum lease payments aggregating $1.6 million over the next five years. The leases were rejected as part of the bankruptcy proceedings, see further discussion at Note 2 of the Condensed Consolidated Financial Statements.

The Company had wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. The Board of Directors instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The satellite offices have various office leases, which require minimum lease payments aggregating $1.5 million over the next five years. Substantially all of the leases were rejected as part of the bankruptcy proceedings, see further discussion at Note 2 of the Condensed Consolidated Financial Statements. Management had concluded to sell the satellite offices and/or their customer bases. Since a sale was not effected in a timely manner, such offices were closed in September and October 2000. A reduced staff was providing for the continuing operation of the network in order to provide service to the customers, however no new customers are being added to the network. There is an uncertainty as to the actual amount the Company will ultimately receive from the assets of the satellite offices, if they are sold. As a result, such assets may ultimately be determined to be impaired. The Company has recognized the impairment of $1.2 million of fixed assets in order to approximate their estimated fair value on a going-concern accounting basis.

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

The Company incurred payroll and related expenses of $3.8 million for the six months ended September 30, 2000 compared to $2.1 million for the six months ended September 30, 1999, an increase of 84% or $1.7 million. The increase is due to growth in headcount in all areas of the Company to support its growth objectives. The increase in headcount has occurred primarily in the UBN subsidiary as the Company added staff to support its network deployment and business expansion objectives. Pursuant to the Company's Chapter 11 Matter, substantially all of the Company's workforce was terminated on October 18, except for a few key employees who are essential to the bankruptcy process. Certain employees have claims against the Company for unpaid salary; such claims are included in reorganization items in the Consolidated Condensed Financial Statements.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company incurred total selling, general and administrative expenses ("SG&A") of $9.5 million for the six months ended September 30, 2000, compared with $3.1 million for the six months ended September 30, 1999, an increase of $6.4 million or 201%. The increase is due to continued expansion of the sales and marketing efforts, professional fees and the increases in operating costs of the Company's offices throughout the United States. Also, during the six months ended September 30, 2000, the Company issued 37,235 shares of its common stock in exchange for professional services and 104,165 shares to its non-employee Directors. The total estimated fair value of the shares issued of $0.6 million has been charged to operations.

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

The Company reflected reorganization items of $11 million for the six months ended September 30, 2000 due to asset impairment and other charges in connection with the Chapter 11 Matter. The Company recognized $8.0 million in asset impairment, $0.1 in professional fees, $3.7 million in accelerated amortization of deferred financing costs and adjustments of other liabilities of $(0.9) million. See further discussion in Notes 2, 6 and 7 in the Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As previously mentioned, subsequent to the Petition Date, the Company is operating as a debtor-in-possession under provisions of Chapter 11 of the Bankruptcy Code. The Company has sufficient cash reserves to continue to operate on a liquidation basis.

CASH FLOWS

Cash used in operating activities was $14.9 million for the six months ended September 30, 2000 compared to $0.5 million for the six months ended September 30, 1999. Cash was impacted primarily by the Company's operating loss for the six months ended September 30, 2000, partially offset through the payment of certain expenses with stock ($0.5 million) and warrants and options ($1.1 million), depreciation and amortization ($2.8 million), amortization/direct write-off of deferred financing costs ($5.7 million) and delaying the payment of certain accounts payable.

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

Cash was provided primarily by equity and short-term borrowing. See further discussion below of stock transactions and financing proceeds for the six months ended September 30, 2000.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") which provides for a line-of-credit of up to $7.0 million ("Tranche A") as well as a term loan of up to $37 million ("Tranche B"). However, the maximum combined borrowing under the Agreement cannot exceed $37 million. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30 million equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement and converting the outstanding balance of an open account (under which Nortel advanced approximately $13 million in equipment and services) to a draw-down under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B were allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets are located in its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to Universal Broadband Networks, Inc. or its subsidiaries.

Borrowings under Tranche A could be used for working capital and general corporate purposes, bear interest at 13% and matured on July 31, 2000. As of September 30, 2000, $4 million (including interest) was outstanding under Tranche A and no additional borrowings were available. The Company has obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000. As previously disclosed, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. See further discussion in Note 2 of the Condensed Consolidated Financial Statements.

Borrowings under Tranche B could only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (9.5% at September 30, 2000) plus 3.75%. Tranche B was payable in twelve equal quarterly payments beginning November 15, 2000. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel $12.8 million on an open account for purchases of equipment and services. Effective September 20, 2000, Nortel required the Company to convert the unfinanced purchases into borrowings under Tranche B. As of September 30, 2000, $13.0 million (including interest) was outstanding under Tranche B. As a result of the Chapter 11 Matter, the Company did not make the November 15, 2000 payment to Nortel as required under the terms of the payment schedule.

In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 3 to the consolidated condensed financial statements). The estimated fair value of the warrants of approximately $1.9 as well as certain other costs related to the Agreement, were capitalized as deferred financing costs during the year ended March 31, 2000 and were being amortized over the life of the Tranche A loan, completed in July 2000.

The Agreement has certain restrictive covenants that include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and restrictions with respect to certain other financial ratios. Furthermore, the Agreement has restrictions related to specific activities, including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. Although the Company entered into an amendment to the Agreement which revised all such covenants effective March 31, 2000 and for all future periods, the Company is not in compliance with any of the covenants or restrictions; such non-compliance will be processed by the Bankruptcy Court through the Chapter 11 proceedings.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER DEBT

On April 17, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $5.0 million. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due October 17, 2001. Interest was payable in cash or common stock, at the election of the Company, upon conversion of principal or October 17, 2001, whichever was earlier. The agreement provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $6.06 per share. The conversion price equaled the closing price of the Company's common stock on April 17, 2000. The agreement provided for an adjustment of the conversion price to the closing price of the Company's common stock on April 17, 2001, if the Company's common stock is lower than $6.06 on such date. However, the conversion price cannot be adjusted to less than $3.94 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by October 17, 2000. The agreement provided for a 2% per month cash penalty if such registration is not effective on said date.

In conjunction with the above agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $1.7 million using the Black-Scholes Option Pricing Model and was amortizing such amount over the 18 month life of the debt.

On May 23, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $0.3 million. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due November 23, 2001. Interest was payable in cash or common stock, at the election of the Company, upon conversion of principal or November 23, 2001, whichever was earlier. The agreement provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $3.91 per share. The conversion price equaled the closing price of the Company's common stock on May 23, 2000. The agreement provided for an adjustment of the conversion price to the closing price of the Company's common stock on May 23, 2001, if the Company's common stock is lower than $3.91 on such date. However, the conversion price cannot be adjusted to less than $2.54 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see discussion below) by November 23, 2000. The agreement provided for a 2% per month cash penalty if such registration is not effective on said date.

In conjunction with the May 2000 agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $0.1 million using the Black-Scholes Option Pricing Model, and was amortizing such amount over the 18 month life of the debt.

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreements to borrow $1.0 million. On July 7, 2000, this agreement was amended to include an additional $0.5 million. The agreement provided for interest at 6% per annum, with principal and accrued interest originally due August 15, 2000. The agreement provided for default interest at a rate of 24% per annum. The agreement required the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see discussion below) by August 21, 2000, and provided for a 2% per month cash penalty if such registration is not effective on said date. The agreement is personally guaranteed by the former Chairman of the Board of Directors of the Company and collateralized by trust deeds on two of his residences. The lender agreed to extend the maturity date to January 2, 2001. However, the note was to have continued to accrue interest at the default rate until repaid. As a result of the Chapter 11 Matter, the Company did not make the payment for the outstanding balance due on this Note Agreement.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In conjunction with the June 2000 agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.88 per share and 100,000 shares at a price of $4.06 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $1.2 million using the Black-Scholes Option Pricing Model and was amortizing such amount over the life of the debt.

On August 15, 2000, the Company entered into an unsecured Note Agreement to borrow $4.0 million. The agreement provided for interest at 13.7% per annum, with principal and accrued interest due December 15, 2000. As a result of the Chapter 11 Matter, the Company did not make the payment for the outstanding balance due on this Note Agreement.

On August 2, 2000, the Company entered into a Secured Convertible Promissory Note Agreement to borrow $8.8 million. Of this amount, $1.3 million was received on July 7, 2000 and previously disclosed in the Company's Form 10-K which was filed with the SEC on July 10, 2000. The remaining $7.5 million was received during the quarter ended September 30, 2000. The note is secured by shares of the Company's common stock. The entire note became convertible 91 days after the date of original issuance. The note is convertible into shares of the Company's common stock at a price equal to 75% of the average of the five per share market values immediately preceding the conversion date. The reduced conversion price represents a beneficial conversion feature which the Company has valued at $1.5 million. This amount has been charged to operations (see Note 2) as part of the write-off and accelerated amortization of deferred financing costs. The note bears interest at the rate of 8% per annum, and is due and payable, if not converted, on August 2, 2003.

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

In conjunction with the sale of the Series B Preferred Stock, the Company granted the investors warrants to purchase 1.0 million shares of common stock at a price of $2.00 per share and granted the placement agent warrants to purchase 150,000 shares of common stock at a price of $1.50 per share. In the calculation of basic and diluted net loss per common share, the value of the beneficial conversion feature and the value of the placement agent warrants have increased the net loss applicable to common shareholders.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the six months ended September 30, 2000, no shares of the Series B Preferred Stock were converted to common stock of the Company. Subsequent to September 30, 2000, 41,690 shares of Series B Preferred Stock were converted into 737,300 shares of common stock.

OPTIONS GRANTED TO PURCHASE COMMON STOCK

The Company's Board of Directors adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan") during the year ended March 31, 2000. Both of the Plans require shareholder approval, which was obtained on July 25, 2000 at the Annual Meeting of Stockholders.

Under terms of the Management Plan and the Equity Plan, from May 17, 2000 to August 1, 2000, the Company granted options to purchase 1,223,750 shares of its common stock to certain management and employees at exercise prices ranging from $2.88 to $4.63 per share, the closing market prices of the Company's common stock on each grant date. In addition, pursuant to terms of an employment contract with the Company's then Chief Executive Officer ("CEO"), on June 19, 2000 the Company granted options to purchase one million shares of common stock to its CEO at $5.28 per share, the closing market price of the Company's common stock on such grant date. These plans are "non-compensatory" under APB No. 25, and, accordingly, no compensation expense was recorded in connection with these grants.

On April 13, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.03 per share. The exercise price equaled the closing price of the Company's common stock at the date of grant. The Company estimated the fair value of the options at $0.2 million using the Black-Scholes Option Pricing Model and charged the expense to operations during the quarter ended September 30, 2000.

COMMITMENTS AND CONTINGENCIES

REGISTRATION RIGHTS

As disclosed elsewhere herein, the Company is subject to various requirements to register common stock and the common stock underlying convertible preferred stock and various warrants. The Company is subject to various penalties for failure to register such securities, the amount of which could be material to the Company's consolidated financial condition, results of operations and cash flows. The Company filed a registration statement on Form S-3 in August, 2000 to register the necessary securities, and such registration was deemed effective by the Securities and Exchange Commission on September 13, 2000. Subsequent to September 30, 2000, the Company defaulted on certain registration obligations. These defaults will be processed through the Chapter 11 Matter.

                       UNIVERSAL BROADBAND NETWORKS, INC.
                          PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On the Petition Date, the Company filed a voluntary petition for protection and reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. For more information, see Note 2 - "Bankruptcy Filing and Other Subsequent Events."

The Company has been named the defendant in certain legal proceedings, principally with regard to enforcement of contractual obligations for payment for services or products. Moreover, there are other threatened claims of a substantial nature which have been asserted against the Company. All lawsuits have been stayed with respect to the Company as a result of the Company's filing a voluntary petition under Chapter 11 of the Bankruptcy Code.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Under terms of the credit agreement with Nortel, approximately $4 million in principal and interest under Tranche A became due and payable on November 1, 2000. As previously disclosed, the Company did not make the payment on the Nortel credit agreement. In addition, the Company did not make the installment payment on its Tranche B debt (total liability of approximately $13 million, including interest, as of September 30, 2000), which was due on November 15,2000.

As a result of the Chapter 11 Matter, the Company also failed to make the following debt repayments to other creditors:

A. $1.5 million due January 2, 2001 under an agreement dated June 5, 2000 (as amended July 7, 2000); and
B.       $4 million due December 15, 2000 under an agreement dated August 15,
         2000.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5.     OTHER INFORMATION

RESIGNATION OF COMPANY'S INDEPENDENT ACCOUNTANTS

Effective as of October 31, 2000, the Company accepted the resignation of BDO Seidman, LLP as the Company's independent certified public accountant, which was tendered on that same date. No disagreements existed between the Company and BDO Seidman, LLP with respect to any financial statement of the Company or the presentation of any financial statement for which BDO Seidman, LLP, issued a report.

TRADING MARKET

The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfies the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock began being quoted on the "Pink Sheets" market; such market is not sponsored or supported by the Company. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock.

                       UNIVERSAL BROADBAND NETWORKS, INC.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (1)      Exhibits:

           None

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

           The Company filed a report on Form 8-K on November 6, 2000 to report the filing of the Company's bankruptcy Matter under Chapter 11, the resignation of the Company's accountants, BDO Seidman, LLP, ("BDO"), and the request by the Company that its securities be delisted from the Nasdaq National Market since the Company no longer satisfies the listing requirements.

           The Company filed a report on Form 8-K/A on November 13, 2000 to submit BDO's resignation letter in satisfaction of the Form 8-K rules.

           The Company filed a report on Form 8-K on March 6, 2001 to disclose
           (1) the January 2001 resignation of four of its directors and (2) the fact that the Company then did not have any independent directors.

                       UNIVERSAL BROADBAND NETWORKS, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   June 25, 2001

                                        UNIVERSAL BROADBAND NETWORKS, INC.



                                        /S/ Brandon Powell
                                        --------------------------
                                        Brandon Powell, Executive Vice President