Form 10-K
period 2001-03-31
UNIVERSAL BROADBAND NETWORKS INC
filed 2001-07-11
CIK 925739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the fiscal year ended March 31, 2001
                                       or

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

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
      -------------------                              -------------------
  Common Stock $.001 par value                                 None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the $0.009 closing sales price of its Common Stock on June 19, 2001 on the "pink sheets" approximated $228,000.

         The number of shares of Common Stock outstanding as of June 19, 2001 was 25,344,184.

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

                                    BUSINESS

OVERVIEW

         Universal Broadband Networks, Inc., formerly IJNT.net, Inc., was an emerging facilities-based integrated communications carrier using digital subscriber line, or DSL, technology to offer broadband data and voice telecommunication services to small and medium-sized businesses and high-end residential consumers, particularly multiple tenant units ("MTUs") and multiple dwelling units ("MDUs"). We were deploying a scalable network in targeted geographic areas where high demand existed for our services and which were underserved by other carriers.

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

         In early 1998, we began offering dial-up Internet access to complement our wireless services. We also acquired Man Rabbit House Multimedia, Inc. ("MRHM"), a web-site design firm, to offer web-site and e-commerce design and development services to better serve the needs of our business customers. See discussion of the disposition of MRHM at "Management's Discussion and Analysis."

         In the fourth quarter of 1998, we formed Urjet Backbone Network, Inc. ("UBN") to operate as a competitive local exchange carrier and to provide fiber connectivity services through the Internet. In late 1998, we commenced discussions with Nortel Networks, Inc. ("Nortel") to finance construction of portions of our broadband network and to offer DSL services using Nortel products. Such negotiations resulted in the execution of a credit agreement with Nortel in July 1999. Since July 1999, we focused our primary capital and management efforts to implement our DSL service strategy.

         As of June 2000, we had completed installation of the primary components of our high-capacity Nortel DMS-500 switch at our Los Angeles network operations center and a redundant Internet protocol ("IP") core and asynchronous transport mode ("ATM") network, completed co-location site selection and applications for our Los Angeles market build, hired an experienced telecommunications operations group, built our customer care center, completed phase one of our back office operating support systems, and secured a substantial equipment financing arrangement with Nortel Networks, Inc. In addition, as of June 2000, we had leased or acquired access to fiber routes co-location facilities in and between a number of major western cities, including Los Angeles, San Francisco, San Jose, Seattle, Salt Lake City, Dallas and Houston. As of June 2000, we had competitive local exchange carrier, or CLEC, operating authority or pending applications in all states within the western United States region.

BANKRUPTCY FILING AND RELATED MATTERS

         Due to overall market conditions, we were unsuccessful in our efforts to secure new vendor financing and additional debt or equity financing. As a result, on October 31, 2000 (the "Petition Date"), Universal Broadband Networks, Inc. and four of its wholly-owned subsidiaries (collectively the "Company") filed a voluntary petition for relief (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See further discussion in Notes 1 and 2 of the accompanying Consolidated Financial Statements.

         In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at March 31, 2001, assets have been reported at estimated net realizable value (with an allowance for estimated known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Notes 1 and 2 of the accompanying Consolidated Financial Statements. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after March 31, 2001 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

         In the Chapter 11 Case, all of the Company's liabilities as of the Petition Date are considered subject to compromise under a plan of liquidation (including the entire amount of secured claims which may be undersecured). Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying March 31, 2001 consolidated statement of net liabilities in liquidation.

         Generally, actions to enforce or otherwise effect repayment of pre-chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Pre-petition liabilities reflected in the accompanying March 31, 2001 statement of net liabilities in liquidation are principally based on these bankruptcy schedules. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated, and will be either amicably resolved or adjudicated by the Bankruptcy Court. Such claims do not necessarily encompass the universe of claimants, nor the amount of each claim that may be asserted against the Company in the bankruptcy proceedings. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

         In the Chapter 11 Case, the Company may sell assets and settle liabilities for amounts other than the estimated amounts reflected in the accompanying March 31, 2001 statement of net liabilities in liquidation. The administrative expenses resulting from the Chapter 11 filing will unfavorably affect the future financial condition of the Company. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 filing.

         The Company has defaulted on certain indebtedness. Under terms of the secured financing agreement with Nortel, $4.1 million of principal and interest under Tranche A became due and payable on November 1, 2000. In addition, quarterly payments of $1.1 million each in principal and interest under Tranche B were due and payable beginning November 15, 2000. Also, $4.1 and $1.6 million, respectively, of principal and interest under the terms of two unsecured note agreements became due and payable on December 15, 2000 and January 2, 2001, respectively. The Company did not make the payments on any of the above credit agreements. Because of the combination of these events and cross-default provisions included in the Company's other debt agreements and in certain lease agreements, substantially all of the Company's indebtedness is in default and is now due and payable. Any repayment of such indebtedness will be the subject of the Company's plan of liquidation. Because of the aforementioned defaults, substantially all unamortized deferred financing costs were written off or accelerated as of September 30, 2000.

EMPLOYEES

         Less than ten employees remain at March 31, 2001 to address the needs of the Company while it liquidates assets and executes its plan of liquidation. As of the Petition Date, substantially all of the Company's employees had been terminated. A substantial number of the employees were terminated without salaries being paid in full for their final two weeks of employment. The related expense and liability have been reflected in the accompanying March 31, 2001 statement of net liabilities in liquidation.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         Prior to the Chapter 11 filing, the Company occupied approximately 94,000 square feet of office and facility space at fourteen separate locations in California, Texas and Utah. Such leases previously expired on various dates through February 2010. All of the Company's facilities were leased. The monthly rental obligation for all of the Company's properties approximated $203,000 (see further discussion below). Currently, the Company leases 5,411 square feet of office space in Irvine, California, for its corporate headquarters at an approximate cost of $16,000 per month. In addition, the Company continued the lease on one of its Salt Lake City, Utah offices, during the process of negotiations to sell such operations (see further discussion in Note 10 of the consolidated financial statements, included herein) at a cost of approximately $4,000 per month for 2,934 square feet.

         Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying March 31, 2001 statement of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned statement of net liabilities in liquidation.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         On the Petition Date, the Company filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. For more information, see Note 2 ("Bankruptcy Case and Related Matters") to the accompanying consolidated financial statements.

         The Company has been named as a defendant in certain legal proceedings, principally with regard to the enforcement of contractual obligations for payment for services or products. Moreover, there are other threatened claims of a substantial nature that have been asserted against the Company. All lawsuits have been stayed with respect to the Company as a result of the petition for relief under Chapter 11 of the Bankruptcy Code and will be adjudicated through the bankruptcy proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2001.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfied the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock began being quoted on the "Pink Sheets" under the ticker symbol "UBNTQ"; such market is not sponsored or supported by the Company. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock. Notwithstanding this market activity, the Company believes that its outstanding shares of common stock currently have nominal value.

         From April 25, 2000 through October 17, 2000, the Company's common stock was quoted on the NASDAQ National Market under the symbol "UBNT." From December 9, 1997 to April 25, 2000, the Company's common stock was quoted on the NASDAQ OTC Bulletin Board. The following table presents, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the NASDAQ OTC Bulletin Board and the NASDAQ National Market system.

                                                           FOR THE THREE MONTHS ENDED
                                        ---------------------------------------------------------------
                                           JUNE 30,        SEPTEMBER 30,     DECEMBER 31,     MARCH 31,
                                             2000              2000             2000            2001
                                             ----              ----             ----            ----
High................................       $ 12.25           $ 5.00            $ 1.50          $0.02
Low.................................        $ 2.69           $ 1.06            $ 0.02          $0.02

                                        ---------------------------------------------------------------
                                           JUNE 30,        SEPTEMBER 30,     DECEMBER 31,     MARCH 31,
                                             1999              1999             1999            2000
                                             ----              ----             ----            ----
High................................        $ 4.00           $ 5.69           $ 12.72        $ 20.25
Low.................................        $ 1.84           $ 2.38            $ 2.09         $ 8.63

         As of May 31, 2001, there were an estimated 555 shareholders of record of the Company's common stock.

DIVIDEND POLICY

         We do not expect to pay any cash dividends on our Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The selected financial data presented below for the three months ended March 31, 2001 (liquidation basis), the nine months ended December 31, 2000, and for the years ended March 31, 2000, 1999 and 1998 have been derived from the consolidated financial statements of the Company, which are included elsewhere in this Form 10-K. The consolidated financial statements as of March 31, 2001, for the quarter then ended, and for the nine months ended December 31, 2000 were audited by Squar, Milner, Reehl & Williamson, LLP, independent certified public accountants. The consolidated financial statements as of and for the year ended March 31, 2000 were audited by BDO Siedman, LLP, independent certified public accountants. The consolidated financial statements for the year ended March 31, 1999 were audited by Smith & Company, independent certified public accountants. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-K.

                                                 Universal Broadband Networks, Inc.

                                           Condensed Consolidated Statements of Financial Data
                For the Three Months Ended March 31, 2001 (Liquidation Basis),the Nine Months Ended December 31, 2000
                                         and the Years Ended March 31, 2000, 1999, and 1998
                                     (Amounts in thousands, except share and per share amounts)

                                                  LIQUIDATION
                                                     BASIS                              GOING CONCERN BASIS
                                                                   -----------------------------------------------------------------
                                                    AS OF AND                                           AS OF AND
                                                  FOR THE THREE       AS OF AND         AS OF AND      FOR THE YEAR      AS OF AND
                                                   MONTHS ENDED     FOR THE NINE      FOR THE YEAR        ENDED        FOR THE YEAR
                                                     MARCH 31,      MONTHS ENDED         ENDED       MARCH 31, 1999        ENDED
                                                       2001       DECEMBER 31, 2000  MARCH 31, 2000   (AS RESTATED)   MARCH 31, 1998
                                                   -------------    -------------    -------------    -------------    -------------
Revenues ......................................    $         21     $      1,644     $      2,617     $      1,552     $        147
                                                   -------------    -------------    -------------    -------------    -------------
Operating expenses:
    Network expenses ..........................              63            5,736            3,347              543               66
    Payroll and related expenses ..............             176            5,066           14,318            2,421              774
    Selling, general and administrative
      expenses ................................               -           10,341           12,107            5,549            1,622
    Other income ..............................            (269)               -                -                -                -
    Depreciation and amortization .............               -            3,451            3,045            1,219               83
    Impairment charges,
      bankruptcy-related adjustments,
      and other (net) .........................           2,953           29,618                -                -                -
                                                   -------------    -------------    -------------    -------------    -------------
        Total operating expenses ..............           2,923           54,212           32,817            9,732            2,545
                                                   -------------    -------------    -------------    -------------    -------------
Operating loss ................................          (2,902)         (52,568)         (30,200)          (8,180)          (2,398)

Interest income ...............................               -               64              183               65               13
Interest expense, including amortization of
   deferred financing costs ...................               -           (3,671)          (2,368)            (147)             (10)
                                                   -------------    -------------    -------------    -------------    -------------
Net loss ......................................          (2,902)         (56,175)         (32,385)          (8,262)          (2,395)
Preferred stock beneficial conversion
   feature, related warrants and
   dividends ..................................               -           (1,023)          (1,027)            (364)               -
                                                   -------------    -------------    -------------    -------------    -------------
Net loss available to common
shareholders ..................................    $     (2,902)    $    (57,198)    $    (33,412)    $     (8,626)    $     (2,395)
                                                   =============    =============    =============    =============    =============
Loss per common share, basic and diluted ......    $          -     $      (2.67)    $      (1.84)    $      (0.58)    $      (0.21)
                                                   =============    =============    =============    =============    =============
Weighted-average number of common
shares outstanding, basic and diluted .........               -       21,422,253       18,199,114       14,890,130       11,528,021
                                                   =============    =============    =============    =============    =============

Other Data:
Current Assets ................................    $          -     $          -     $      1,883     $      1,466     $        955
Total Assets ..................................    $          -     $          -     $     20,336     $      4,799     $      2,710
Total Assets in Liquidation ...................    $      2,050     $          -     $          -     $          -     $          -
Current Liabilities ...........................    $          -     $          -     $     24,793     $        898     $        606
Total Liabilities .............................    $          -     $          -     $     25,581     $        898     $        655
Total Liabilities in Liquidation ..............    $     57,278     $          -     $          -     $          -     $          -
Total shareholders' equity (deficit) ..........    $          -     $          -     $     (5,245)    $      3,901     $      2,055
Consolidated Cash Flow Data:
   Used in operating activities ...............    $          -     $    (15,431)    $    (12,158)    $     (4,962)    $     (1,679)
   Used in investing activities ...............    $          -     $     (1,512)    $    (12,244)    $     (1,315)    $        (18)
   Provided by financing activities ...........    $          -     $     16,646     $     24,675     $      7,117     $      1,760
   Increase in net liabilities in
     liquidation ..............................    $      3,198     $          -     $          -     $          -     $          -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
-----------------------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

BANKRUPTCY FILING AND RELATED MATTERS

         As explained above, on October 31, 2000 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See further discussion in "Description of Business" above and Notes 1 and 2 of the accompanying Consolidated Financial Statements.

         Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible of reasonable estimation at this time; accordingly, the accompanying Consolidated Financial Statements do not include any provision for such costs not yet incurred by the Company. The March 31, 2001 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

         In connection with the Chapter 11 Case and the adoption of liquidation basis accounting discussed above, the Company recorded total expenses of $32.6 million (net) during the year ended March 31, 2001. The Company recognized $22.1 million in asset impairment charges and in relation to the adoption of liquidation basis accounting, $0.2 in professional fees, $7.8 million in lease and contract rejection costs, $3.7 million in the write-off and accelerated amortization of deferred financing costs, and adjustments of certain pre-petition liabilities of $(1.2) million. See further discussion in Notes 2, 7, 8 and 9 of the accompanying Consolidated Financial Statements.

         A comparison of the results of operations for the three months ended March 31, 2001 (liquidation basis) and the nine months ended December 31, 2000 (going concern basis) with prior years would not be meaningful to investors due to the Chapter 11 filing. The Company's operations have been suspended since October 2000. In addition, as discussed above, the Company has implemented liquidation-basis accounting effective December 31, 2000 and for periods ending subsequent to that date.

GOING CONCERN (2000)

         The Company's 2000 consolidated financial statements were prepared assuming the Company would continue as a going concern. During the year ended March 31, 2000, the Company experienced a net loss of $32.4 million and had negative cash flows from operations of $12.2 million. In addition, the Company had substantial working capital and shareholders deficits at March 31, 2000. Lastly, the Company had significant present and future working capital demands, which required substantial equity and debt financing which had not yet been secured. These factors, among others, raised substantial doubt about the Company's ability to continue as a going concern at the date such financial statements were prepared. The 2000 consolidated financial statements included elsewhere herein do not include any adjustments that resulted from the outcome of these uncertainties.

         In an effort to reverse the negative financial conditions noted above, management of the Company intended to secure a series of debt and equity financings during 2000 that were expected to exceed $200 million. Additionally, the Company intended to expand its operations through the establishment of switch-based telecommunications facilities in pre-designated markets, and develop its management and sales teams, and its corporate infrastructure. Management of the Company believed these events would provide the working capital required to purchase necessary equipment, establish the requisite infrastructure and fund operations until such time as the Company became profitable.

         The Company was unable to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2000

         As set forth above, the Company filed bankruptcy in October 2000 and is now liquidating its assets. The discussion of the results of Fiscal 2000 operations immediately below is as of approximately June 2000, and should be read in that context.

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

         Subsequent to March 31, 2000, the Company's Board of Directors had directed management to effect the disposition of MRHM. MRHM had total assets and net assets approximating $0.6 million and $0.3 million, respectively, as of March 31, 2000, and a net loss from operations approximating $1.7 million for the year ended March 31, 2000. MRHM provided a variety of web design and web hosting services. Management of the Company expected to continue, although to a lesser extent, to provide such services after the successful disposition of MRHM. Management of the Company has not identified MRHM as a separate business line which requires discontinued operations accounting. MRHM had two office leases, which required minimum lease payments aggregating $1.6 million over the next five years. As of June 2000, management of the Company had not identified any impairment with respect to its anticipated disposition of MHRM.

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

         On March 30, 2000, the Company granted 2,803,000 options pursuant to the Management and Equity Plans to purchase shares of common stock to various officers and employees. Of the options granted, 60% generally vest over a four-year period, with options granted to certain members of senior management vesting over 2 and 3-year periods. The remaining 40% vested immediately. The 60% of the options were granted at prices ranging from $10.81 to $12.75 per share, which equaled or exceeded the market price of the Company's common stock at the date of grant. The remaining 40% of the options were granted at prices ranging from $3.00 to $12.75 per share, with 906,000 options at exercise prices that were substantially below the market price of the Company's common stock at the date of grant. The Company recorded compensation expense relating to such options in the fourth quarter of fiscal 2000 totaling $7.2 million.

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

         At March 31, 2000, the Company had net Federal and state operating loss carryforwards of approximately $31.0 million and $14.0 million, respectively. The Company has not recognized any of these tax benefits as an asset due to the uncertainty of future income. The Company may be substantially restricted in its ability to utilize these net operating losses due to changes in ownership of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As previously mentioned, the Company is operating as a debtor in possession under the provisions of Chapter 11 of the Bankruptcy Code. In the opinion of management, the Company has sufficient cash reserves to continue to operate on a limited basis pending the final outcome of the Chapter 11 Case.

EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

         In July 1999, UBN (a subsidiary of UBEE) entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") that provided for a line-of-credit of up to $7 million ("Tranche A") as well as a term loan of up to $37 million ("Tranche B"). However, the maximum combined borrowing under the Agreement could not exceed $37 million. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30,000 equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement and converting the outstanding balance of an open account, under which Nortel advanced approximately $13 million in equipment and services, to a draw-down under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B were allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets is located in its UBN subsidiary.

         Borrowings under Tranche A could be used for working capital and general corporate purposes, bear interest at 13%, and were scheduled to mature on July 31, 2000. On August 15, 2000, the company borrowed $4.0 million from another third party (see discussion below on "Other Debt") and partially repaid Tranche A. The Company obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000. As a result of the Chapter 11 Case, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. As of March 31, 2001, approximately $4.1 million (including interest) was outstanding under Tranche A, and no additional borrowings were available. See further discussion in Note 2.

         Borrowings under Tranche B could only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (8.00% at March 31, 2001) plus 3.75%. Tranche B was payable in twelve equal quarterly payments beginning November 15, 2000. No borrowings were outstanding under Tranche B at March 31, 2000, as the Company had not completed the required $30.0 million equity infusion. However, as of March 31, 2000, the Company owed Nortel $6.6 million for purchases of equipment and services. Additionally, as of March 31, 2000, Nortel had delivered approximately $3.7 million of transmission equipment that was not completely installed until subsequent to March 31, 2000. The Company had not recorded this liability or the related fixed assets as of March 31, 2000 as the Company believed that its obligation should not be recognized until such time as the equipment is completely installed. Had the Company recorded the $3.7 million in transmission equipment as of March 31, 2000, the unfinanced Nortel purchases would have totaled $10.3 million at March 31, 2000. If the Company was able to complete the required equity infusion, these borrowings would be classified as Tranche B borrowings. If the required equity infusion was not completed, the Company would be required to pay for these purchases pursuant to normal vendor terms. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel approximately $12.8 million on an open account for purchases of equipment and services. Effective September 20, 2000, Nortel required the Company to convert the unfinanced purchases into borrowings under Tranche B as a condition of amending the Agreement to waive certain of its covenants. As of March 31, 2001, approximately $13.2 million (including interest) was outstanding under Tranche
B. As a result of the Chapter 11 Case, the Company did not make any of the payments due to Nortel beginning November 15, 2000 as required under the terms of the payment schedule. See further discussion in Note 2.

         The above amounts payable to Nortel have been classified as liabilities subject to compromise in the accompanying March 31, 2001 statement of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

         In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 9). The estimated fair value of the warrants of approximately $1.9 million, as well as certain other costs related to the Agreement, were capitalized as deferred financing costs during the year ended March 31, 2000 and amortized over the life of the Tranche A loan, completed in July 2000.

         The Agreement has certain restrictive financial covenants that include minimum tangible net worth requirements, maximum asset-to-net-worth ratios, minimum net income requirements and other restrictions with respect to financial ratios. Furthermore, the Agreement has restrictions related to specific activities including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. Although the Company entered into an amendment to the Agreement that revised all such covenants effective March 31, 2000, the Company is not in compliance with any of the covenants or restrictions as of March 31, 2001; such non-compliance will be processed by the Bankruptcy Court through the Chapter 11 proceedings.

OTHER DEBT

         On April 17, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $5.0 million. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due October 17, 2001. The interest was payable in cash or common stock, at the election of the Company, upon conversion of principal or October 17, 2001, whichever is earlier. The agreement provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $6.06 per share. The conversion price equaled the closing market price of the Company's common stock on April 17, 2000. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant by October 17, 2000. The agreement also provided for a 2% per month cash penalty if such registration was not effective on said date. See Notes 8 and 10 of the accompanying consolidated financial statements for additional information.

         In conjunction with the above agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at approximately $1.7 million using the Black-Scholes Option Pricing Model, and was amortizing such amount over the eighteen-month life of the debt. Due to the filing of the Chapter 11 Case, the Company accelerated the amortization of the remaining $1.2 million as of September 30, 2000.

         On May 23, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $250,000. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due November 23, 2001. The interest was payable by the Company in cash or common stock, at the election of the Company, upon conversion of principal or November 23, 2001, whichever is earlier. The agreement provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $3.91 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant by November 23, 2000. The agreement also provided for a 2% per month cash penalty if such registration was not effective on said date. See Notes 8 and 10 of the accompanying consolidated financial statements for additional information.

         In conjunction with the May 2000 agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The conversion price equaled the closing price of the Company's common stock on May 23, 2000. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $84,000 using the Black- Scholes Option Pricing Model and was amortizing such amount over the eighteen-month life of the debt. Due to the filing of the Chapter 11 Case, the Company accelerated the amortization of the remaining $66,000 as of September 30, 2000.

         On June 5, 2000, the Company entered into a secured Note and Warrant Purchase Agreements to borrow $1 million. On July 7, 2000, this agreement was amended to include an additional $0.5 million. The agreement provided for interest at 6% per annum, with principal and accrued interest originally due in August 2000. The lender subsequently agreed to extend the maturity date to January 2, 2001. The agreement also provided for default interest at a rate of 24% per annum. The agreement required the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note by August 21, 2000, and provided for a 2% per month cash penalty if such registration was not effective on said date. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Notes 8 and 10 of the accompanying consolidated financial statements.

         In conjunction with the above June 5, 2000 agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.88 per share and 100,000 shares at a price of $4.06. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at approximately $0.9 million and $0.3 million, respectively, using the Black-Scholes Option Pricing Model, and amortized such amounts over the life of the debt, ending in August 2000.

         On August 15, 2000, the Company entered into an unsecured Note Agreement to borrow $4 million. The agreement provided for interest at 13.7% per annum, with principal and accrued interest due December 15, 2000. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Note 8 of the accompanying financial statements.

         On August 2, 2000, the Company entered into a Secured Convertible Promissory Note Agreement to borrow approximately $8.8 million. Of this amount, $1.295 million was borrowed on July 7, 2000; the remaining $7.5 million was borrowed during the quarter ended September 30, 2000. The entire note became convertible 91 days after its original issuance into shares of the Company's common stock at a price equal to 75% of the average closing market price for the five business days immediately preceding the conversion date. The reduced conversion price represents a beneficial conversion feature that the Company valued at approximately $1.5 million. This amount was expensed in the quarter ended September 30, 2000 as part of the accelerated amortization of deferred financing costs. The note bears interest at the rate of 8% per annum, and is due and payable, if not converted, on August 2, 2003. See further discussion in Notes 2 and 8 of the accompanying consolidated financial statements.

         During the year ended March 31, 2001, principal of $0.6 million was converted into 3,236,652 shares and interest of $9,000 was converted into 74,229 shares for a total of 3,310,881 shares of the Company's common stock issued in connection with conversion of the debt.

         In connection with the above August 2, 2000 agreement, the Company issued warrants to a broker for services rendered to purchase 200,000 shares of common stock at a price of $1.50 per share. The Company estimated the fair value of the warrants at $0.5 million using the Black-Scholes Option Pricing Model. Due to the filing of the Chapter 11 Case, the Company accelerated the amortization of this cost as of September 30, 2000.

SHARES ISSUED FOR SERVICES

         During the year ended March 31, 2001, the Company issued 34,570 shares of common stock in exchange for various professional services. The estimated fair value of the stock issued of $0.3 million has been charged to operations. In addition, 821 shares of common stock were issued to an employee under the terms of an employment agreement for the year ended March 31, 2001. The estimated fair value of the stock issued of $2,000 has been charged to operations as compensation expense.

         Effective for the fiscal year beginning April 1, 2000, non-employee directors received an annual fee in the form of Company common stock with a fair market value of $60,000 as of the 31st of May each year. Accordingly, on May 31, 2000, the Company's non-employee directors (Messrs. Torney, Charles, Cubley, Kramer and Pazian) each received $60,000 of the Company's common stock valued at the market price of $2.88 a share (20,833 shares each), or a total of 104,165 shares issued. The total fair value of the stock issued of $0.3 million was charged to operations in June 2000. During the fourth quarter of fiscal 2001, such shares were cancelled in connection with the Chapter 11 Case. In addition, a total of 5,000 shares (2,500 shares each) issued to Messrs. Charles and Cubley during the year ended March 31, 2000 were also cancelled, and a reduction of expense of $52,000 was recorded in the current fiscal year.

PRIVATE PLACEMENT

         In September 2000, the Company sold shares of its common stock through a private placement. The Company issued 333,333 shares for net consideration of $450,000.

SERIES A CONVERTIBLE PREFERRED STOCK

         In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Series A Preferred Stock") for a gross price of $2.0 million, net of commissions of $0.2 million. In May 1999, the Agreement was amended to include an additional 2,000 shares of Series A Preferred Stock, which netted approximately $1.8 million (net of $0.2 million expenses) to the Company. The Series A preferred Stock provided for a rate of conversion that was below market value (a beneficial conversion feature), carried a liquidation preference of $1,000 per share of Series A Preferred Stock, and the underlying common stock was to be registered within certain time parameters. The Series A Preferred Stock carried an 8% coupon, payable upon conversion in common stock. The dividend was paid in the form of additional shares of the Company's common stock at the time of the preferred stock conversion.

         All 2,000 of the December 1998 Series A Preferred Stock were converted into 867,828 shares of common stock during the year ended March 31, 2000. During the quarter ended June 30, 2000, the remaining 2,000 shares of Series A Preferred Stock were converted into 364,299 shares of common stock and $0.2 million in related dividends ($0.1 million of which was earned and accrued during the year ended March 31, 2000) was converted into 29,432 shares of common stock, for a total of 393,731 shares of common stock issued in connection with the Series A Preferred Stock conversions during the year ended March 31, 2001.

         As of March 31, 2001, all of the Series A Preferred Stock and related dividends had been converted to common stock.

SERIES B CONVERTIBLE PREFERRED STOCK

         On July 21, 2000, the Company entered into an agreement with a private investor whereby the investor purchased 100,000 shares of the Company's convertible Preferred Series B Stock (the "Series B Preferred Stock") at a price of $10.00 per share for gross proceeds of $1 million, net of commissions of approximately $0.2 million. The shares have a liquidation preference of $10 per share.

         The convertible feature of the Series B Preferred Stock provides for a rate of conversion that is below market value. Under terms of the Agreement, the investors have the right to convert the Series B Preferred Stock into common stock at a 25% discount from the average closing market price of the Company's common stock for the five business days immediately preceding the conversion request. Such feature represents a beneficial conversion feature that the Company valued at $250,000.

         In conjunction with the sale of the Series B Preferred Stock, the Company granted the investors warrants to purchase 1,000,000 shares of common stock at a price of $2.00 per share and granted the placement agent warrants to purchase 150,000 shares of common stock at a price of $1.50 per share. The Company estimated the fair value of the warrants at $2.1 million and $0.4 million, respectively, using the Black-Scholes Option Pricing Model. The placement agent exercised the warrants for 150,000 shares of the Company's common stock in September 2000.

         During the year ended March 31, 2001, 41,690 shares of Series B Preferred Stock were converted into 797,300 shares of common stock. The remaining 58,310 shares carry a liquidation preference of $0.6 million.

OPTIONS GRANTED TO PURCHASE COMMON STOCK

         The Company's Board of Directors adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan") during the year ended March 31, 2000. Both of the Plans required shareholder approval, which was obtained on July 25, 2000 at the Annual Stockholders Meeting.

         Under terms of the Management Plan and the Equity Plan, from May 17, 2000 to August 1, 2000, the Company granted options to purchase 1,261,250 shares of its common stock to certain management and employees at prices between $2.94 and $4.63 per share, the closing market prices of the Company's common stock on each grant date. In addition, pursuant to terms of an employment contract with the Company's Chief Executive Officer ("CEO"), on June 19, 2000 the Company granted options to purchase one million shares of common stock to its CEO at $5.28 per share, the closing market price of the Company's common stock on such grant date. These plans are "non-compensatory" under GAAP and, accordingly, no compensation expense was recorded in connection with these grants.

         On April 13, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.03 per share. The exercise price equaled the closing market price of the Company's common stock at the date of grant. The Company estimated the fair value of the options at approximately $0.2 million using the Black-Scholes Option Pricing Model.

WARRANTS ISSUED TO PURCHASE COMMON STOCK

         During the year ended March 31, 2001, in conjunction with the issuance of various debt obligations, the Company issued warrants to purchase 944,541 shares of its common stock.

         During the year ended March 31, 2001, the Company issued a warrant to purchase 100,000 shares of its common stock at $1.50 per share to a consultant under the terms of a contract dated September 18, 2000. The Company estimated the fair value of the warrant at $0.3 million using the Black-Scholes Option Pricing Model.

         In connection with the issuance of Series B Preferred Stock on July 21, 2000, the Company granted 1,000,000 warrants to the investors to purchase shares of the Company's common stock at $2.00. The Company also issued 150,000 warrants to purchase shares of the Company's common stock to the placement agent at $1.50 per share. The Company estimated the fair value of the 1,150,000 warrants at $0.75 million, using the Black-Scholes Option Pricing Model; such value is reduced to the remaining face amount of the issued Series B Preferred Stock, net of expenses. In September 2000, the placement agent exercised the aforementioned warrant for 150,000 shares of the Company's common stock.

         In connection with execution of a financial advisory services agreement on May 22, 2000 with an investment banking firm, the Company granted warrants to purchase 250,000 shares of its common stock at a price of $6.06 per share. The warrants expire five years from the date of grant. The Company estimated the fair value of the warrants at $0.8 million using the Black-Scholes Option Pricing Model. The agreement required the Company to obtain effective registration of the shares underlying the warrants by November 22, 2000. See further discussion in Note 10 of the accompanying consolidated financial statements.

         The Company was involved in a dispute with a third party consultant concerning consideration the Company allegedly owed for various financial advisory services. The Company reached a settlement with the consultant whereby it agreed to issue warrants to purchase 75,000 shares of the Company's common stock with an exercise price of $5.00 per share. The Company estimated the fair value of the warrants at $0.1 million using the Black-Scholes Option Pricing Model.

INFLATION

         Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations.

SUBSEQUENT EVENT - PROPOSED MERGER

         The Company is presently negotiating a merger with Norstar Telecommunications, Inc. ("Norstar"). Based on a binding letter of intent ("LOI") executed June 5, 2001, the principal terms of the proposed transaction are as follows: (a) Norstar would be merged into the Company, which would be the surviving entity, (b) the Company would receive a total of $0.45 million in cash by the closing date, and its largest creditors would own approximately 5% of the post-merger entity, (c) such cash consideration and most of the Company's other assets would be transferred to a third party for the benefit of the Company's creditors, and (d) Norstar stockholders would own the remaining 95% equity interest in the surviving entity.

         Under the terms of the LOI, the surviving entity would seek to register with the Securities and Exchange Commission Company stock owned by existing shareholders within six months of the effective date of the proposed merger. Absent such registration, the surviving entity would either (1) issue additional shares to such stockholders or (2) purchase such stock at an agreed-upon (but presently undetermined) price.

         The proposed transaction described above is subject to approval by the Bankruptcy Court and execution of a definitive merger agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The Company's exposure to market risk for interest rates relates to debt obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The information required by Item 8 of this Report is set forth in Item 14(a) under the caption "Financial Statements" as a part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Effective as of October 31, 2000, the Company accepted the resignation of BDO Seidman, LLP (the "Former Accountant") as the Company's independent certified public accountants, which was tendered on that same date. The report of the Former Accountant on the consolidated financial statements of the Company (at and for the year ended March 31, 2000) did not contain an adverse opinion, nor was it qualified or modified as to audit scope or accounting principles. The report of the Former Accountant did include an uncertainty paragraph expressing substantial doubt about the Company's ability to continue as a going concern. In connection with the only previous audit and subsequent interim review performed by the Former Accountant, there have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         On December 28, 2000, the Company engaged Squar, Milner, Reehl & Williamson, LLP, to replace the Former Accountant.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
-----------------------------------------

         As discussed in Item 12 below, the Company has not had any directors since January 2001.

As of March 31, 2001 and June 26, 2001, the Company's only executive officer was Brandon Powell.

BRANDON POWELL, age 40, served as a consultant and legal counsel for the Company and its affiliates since August 1998. As of April 2000, Mr. Powell became an officer of the Company as Vice President, General Counsel, and has served as its Secretary and Executive Vice President (and as the Company's only executive officer) since November 2000. From 1996 through 1998, Mr. Powell practiced with the Powell Law Firm in Albuquerque, Phoenix and Orange County. Brandon Powell is a member of the California and New Mexico State Bars. From 1992 through 1996, Mr. Powell was involved in the practice of business, corporate and technology law with Compton, Coryell, Hickey and Ives of Santa Fe and Albuquerque, New Mexico.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The following table sets forth all compensation awarded to, earned by or paid to (i) the individuals who served as the Company's Chief Executive Officer during the last completed fiscal year ended March 31, 2001 (1), (ii) four other highly compensated executive officers whose annual salary and bonus exceeded $100,000 for the last completed fiscal year and (iii) the next two highest paid employees whose annual salary and bonuses exceeded $100,000 for the last completed fiscal year (collectively, the "Named Executive Officers"), for services rendered to the Company in all capacities during the last completed fiscal year.

                                             SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                    Annual Compensation (1)          Compensation
                                           --------------------------------------------------------
                                   Fiscal                             Other Annual                      All Other
   Name and Principal Position      Year   Salary($)(2)  Bonus($)    Compensation($)   Options(#)    Compensation($)
------------------------------      ----   ---------     --------    ---------------   ----------    ---------------
Michael A. Sternberg(3) ......      2001     187,297     1,000,000        -0-          1,000,000           -0-
     Former Chief Executive         2000       -0-          -0-           -0-             -0-              -0-
     Officer and Director           1999       -0-          -0-           -0-             -0-              -0-

Jon H. Marple(4)..............      2001      65,255        -0-           -0-             -0-              -0-
     Former Chief Executive         2000     175,000        -0-           -0-           350,000            -0-
     Officer and Chairman           1999     180,126        -0-           -0-             -0-              -0-

Brandon Powell(5).............      2001     175,000        -0-           -0-            10,500            -0-
     Executive Vice President and   2000       -0-          -0-           -0-             -0-              -0-
     General Counsel                1999       -0-          -0-           -0-             -0-              -0-

Jeffrey R. Matsen (6).........      2001     132,016        -0-           -0-            8,000             -0-
     Former Executive Vice          2000     154,560        -0-         142,150         200,000            -0-
     President, Secretary and       1999       -0-          -0-           -0-             -0-              -0-
     General Counsel

----------------
(1) Excludes compensation in the form of perquisites and other personal benefits that constitutes the lesser of $50,000 or 10.0% of the total annual salary and bonus of each of the Named Executive Officers.
(2) Represents amounts actually paid for the years ended March 31, 2001 and 1999, and annualized rates for the year ended March 31, 2000. Due to the Chapter 11 filing, substantially all the Company's employees and executives were terminated in October 2000. Therefore, there were not four executives besides the CEO who exceeded $100,000 compensation. Brandon Powell is the only executive officer of the Company as of March 31, 2001 and June 26, 2001.
(3) Mr. Sternberg became a Director and the Chief Executive Officer of the Company on June 19, 2000, pursuant to an Employment Agreement of the same date. Per terms of his employment contract, he received a $1.0 million cash bonus and options to purchase one million shares of the Company's common stock at a price of $5.28, the fair market value of the common stock on such date. Mr. Sternberg effectively resigned January 15, 2001 and has not provided any services for the Company since that date.
(4) Mr. Marple resigned as Chief Executive Officer of the Company on May 6, 2000. Mr. Marple was Chairman of the Board of Directors of the Company until his resignation in September 2000.
(5) Mr. Powell became an Executive Officer on April 1, 2000, and is the sole Executive officer of the Company as of March 31, 2001 and June 26, 2001.
(6) Mr. Jeffrey Matsen became an Executive Officer on October 1, 1999. Mr. Jeffrey Matsen received a total of $75,000 in salary compensation for the fiscal year ended March 31, 2000. He was a director of the Company from December 18, 1998 to May 19, 2000. In addition, see Item 13 below. He received 50,000 shares of S-8 common stock of the Company valued at approximately $142,000 as a signing bonus in October 1999.

OPTION GRANTS IN LAST YEAR

      The following table sets forth certain information regarding options granted during the fiscal year ended March 31, 2001 to the Named Executive Officers.

                                                                                              Potential Realizable
                                                                                            Value at Assumed Annual
                                 Number of       Percent of                                   Rates of Stock Price
                                Securities      Total Options     Exercise                      Appreciation for
                                Underlying       Granted to        or Base                       Option Term($)
                                  Options       Employees in        Price      Expiration   -------------------------
            Name                Granted(#)       Fiscal Year      ($/Share)       Date          5%            10%
------------------------------  -------------  ----------------  ------------  -----------  -------------------------
Michael A. Sternberg ........
     Former Chief Executive      1,000,000          43.8%           5.28       6/19/2010      N/A (1)      N/A (1)
     Officer and Director
Brandon Powell...............
     Executive Vice President       10,500           0%             4.63       5/17/2010      N/A (1)      N/A (1)
     and General Counsel

Other employees..............    1,271,250          56.2%                         ___          ___           ___

(1) Due to termination of most of the Company's staff on October 17, 2000 in connection with the Chapter 11 Case, all of the stock options expired on January 17, 2001. No options were exercised during the year ended March 31, 2001 or subsequent to that date through June 26, 2001.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         Due to termination of most of the Company's staff on October 17, 2000 in connection with the Chapter 11 Case, all of the stock options expired on January 17, 2001. No options were exercised during the year ended March 31, 2001 or subsequent to that date through June 26, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the beneficial ownership of the capital stock of the Company as of June 19, 2001, by: (i) each person known to the Company to beneficially own more than five percent (5%) of the capital stock of the Company; (ii) each of the Company's directors; (iii) each of the Company's Named Executive Officers; and (iv) all executive officers and directors as a group.

                      NAME (1)                       NO. OF SHARES       APPROXIMATE PERCENTAGE
                                                         OWNED                   OWNED
Mary E. Blake (2).................................      5,831,626                 23%

All Executive Officers and Directors as a group...         -0-                     0%

----------------

         (1) This table is based upon information supplied by officers, directors, and principal stockholders and Schedules 13D and 13G, if any, filed with the Commission with regard to the Company's common stock. Unless otherwise indicated in the footnotes of this table and subject to community property and marital property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 25,344,184 shares outstanding on June 19, 2001.

         The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Shares not outstanding that are subject to vested options, or options that vest and become exercisable by the holder thereof within sixty (60) days of June 19, 2001 are deemed outstanding for the purposes of calculating the number and percentage owned by such shareholder, but are not deemed outstanding for the purposes of calculating the percentage owned by each other shareholder listed. Unless otherwise noted, all shares listed as beneficially owned by a shareholder are actually outstanding.

         As previously discussed, the Company's entire Board of Directors resigned prior to February 1, 2001, and all executive officers except for Brandon Powell have also resigned effective March 31, 2001. Mr. Powell does not own any shares of the Company's common stock.

         (2) Amount per Schedule 13D filed May 14, 2001. Does not include 2,250,000 shares which were surrendered by Ms. Blake to the Company, but which were not cancelled due to the shares being pledged as security for a note payable. Ms. Blake resigned from the Company's Board of Directors effective September 13, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

TRANSACTIONS WITH JEFFREY MATSEN

         Until his resignation December 31, 2000, Mr. Jeffrey R. Matsen was the Executive Vice President, Secretary and General Counsel of the Company. During the year ended March 31, 1999, Mr. Matsen and his law firm Jeffrey R. Matsen & Associates of Newport Beach, California provided various legal services to the Company. Mr. Matsen was compensated for such services by the payment from the Company to Mr. Matsen of approximately $57,000. In addition, on August 5, 1999, Mr. Matsen received 5,000 shares of the Company's common stock in exchange for legal services rendered at a value of $4.22 per share or approximately $21,000.

TRANSACTIONS WITH OTHER RELATED PARTIES

         During the past three years, the Company was a party to several transactions (as described below) involving Mr. Jon R. ("J.R.") Marple and JustWebit.com, Inc., a Nevada corporation, managed by J.R. Marple. J.R. Marple is the son of Jon H. Marple, the Company's former Chairman of the Board of Directors.

         In April and August of 1998, the Company issued to J.R. Marple 12,903 and 25,000 shares of common stock, respectively, as consideration for certain accounting services rendered by J.R. Marple to the Company. The values of these shares at the grant dates were $48,000 and $152,000, respectively. In February 1999, the Company issued 200,000 shares valued at $0.5 million to JustWebit, an entity in which J.R. Marple has a substantial ownership interest, to acquire various license rights. The Company obtained an independent appraisal supporting the valuation of the acquired assets. In March 1999, the Company issued 208,000 shares valued at $687 to purchase assets and assume certain liabilities of a company owned by independent third parties. Some of the purchased assets were originally acquired by such company from JustWebit. As a result, the Company assumed a $183,000 liability owed to JustWebit as part of this transaction. In April 1999, the Company issued to JustWebit 50,000 shares of common stock valued at $0.1 million for services. In December of 1999, the Company issued to JustWebit 25,000 shares valued at $0.2 million for services.

         At March 31, 2000, the Company was owed $0.1 million from JustWebit. Of this amount, $50,000 represents the amount J.R. Marple agreed to pay to purchase the JustWebit domain name from the Company. Such domain name was acquired by the Company in the Webit of Utah purchase during a prior year. Such amount was to be repaid to the Company through the issuance of 84,700 shares of stock of JustWebit, which are traded over-the-counter, having a fair value approximating $50,000. The remainder represented $31,000 due to the Company in connection with an acquisition during the year ended March 31, 1999 and $17,000 cash funds advanced during the year ended March 31, 2000. Such amounts were to be repaid to the Company through the issuance of 68,600 shares of stock of JustWebit, having a fair value approximating $60,000. Such shares were issued during the year ended March 31, 2001 and are restricted pursuant to Rule 144. The Company has determined the shares to be without value and has written off such balance as of March 31, 2001.

         In July 1998, the Company issued 10,000 common shares valued at $98,000 to Robert Santore in exchange for web development services. In August 1998, the Company issued 25,000 common shares valued at $0.1 million to Mr. Santore as part of the cost to acquire MRHM (additional shares were issued to an unrelated third party, see further discussion in Note 9 to the consolidated financial statements, included elsewhere herein). Mr. Santore is the nephew of Mary Blake, the former Vice Chairman of the Board of Directors of the Company.

         The Company incurred $0.2 million and $63,000 to an affiliate of Robert Santore for services and products during the years ended March 31, 2000 and 1999, respectively.

         The aforementioned transactions were not conducted on an "arms-length" basis. Accordingly, the amounts tendered by the Company may be in excess of that which would have been negotiated with independent third parties in the ordinary course of business.

EMPLOYEE BENEFIT PLANS

         Effective on February 29, 2000, the Company's Board of Directors adopted the 2000 Management Equity Incentive Plan and the 2000 Equity Incentive Plan (collectively, the "Equity Incentive Plans"), subject to the approval of the Company's shareholders, which was obtained on July 25, 2000. The principal terms and provisions of the Equity Incentive Plans are summarized in Note 9 to the accompanying Consolidated Financial Statements. Due to the Chapter 11 filing, all the outstanding options have been cancelled.

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

                                                                                                     PAGE NUMBER
                                                                                                     -----------
         (1) Consolidated Financial Statements.

                Report of Independent Certified Public Accountants, Squar, Milner, Reehl &
                Williamson, LLP                                                                          F-1

                Report of Independent Certified Public Accountants, BDO Seidman, LLP                     F-2

                Report of Independent Certified Public Accountants, Smith & Company                      F-3

                Consolidated Statement of Net Liabilities in Liquidation as of March 31, 2001            F-4

                Consolidated Balance Sheet as of March 31, 2000                                          F-5

                Consolidated Statement of Changes in Net Liabilities in Liquidation for the
                  three months ended March 31, 2001                                                      F-6

                Consolidated Statements of Operations for the nine months ended December 31,
                  2000 and for the two years ended March 31, 2000 and 1999                               F-7

                Consolidated Statements of Shareholders' Deficit for the three years ended
                  March 31, 2001, 2000, and 1999                                                         F-8

                Consolidated Statements of Cash Flows for the nine months ended December 31,
                  2000 and for the two years ended March 31, 2000 and 1999                               F-10

                Consolidated Statement of Cash Flows for the three months ended March 31, 2001           F-12

                Notes to Consolidated Financial Statements                                               F-13

         (2) The following Exhibits are filed as part of this Report.

NUMBER
EXHIBIT  DESCRIPTION
-------  -----------

2.1 Agreement and Plan of Reorganization dated July 31, 1997 between the Registrant and Interjet (a)
2.2 Agreement and Plan of Reorganization between the Registrant and Access Communications, Inc. dated December 31, 1997 (a)
3.1      Certificate of Incorporation, as amended (b)
3.2      Bylaws of the Company, as amended (b)
3.3      Certificate of Designation for Series A Convertible Preferred Stock (c)
4.1      Specimen Common Stock Certificate (a)
4.2      Specimen Certificate of Series A Convertible Preferred Stock (c)
4.3 Preferred Stock and Private Equity Line of Credit Agreement dated December 4, 1998 (g)
4.4 Preferred Stock and Private Equity Line of Credit Agreement dated May 27, 1999 (g)
4.5      1992 Stock Option Plan (d)
4.6      2000 Management Equity Incentive Plan (f)
4.7      2000 Equity Incentive Plan (f)
4.8      Form of Stock Option Agreement (Non-qualified) (g)
10.1     Credit Agreement with Nortel Networks, Inc. dated as of July 30, 1999
         (e)
10.2     Amendment Number 1 to Credit Agreement with Nortel Networks, Inc. (g)
10.3     Employment Agreement with Michael A. Sternberg (g)
10.4     Employment Agreement with Jeffery R. Matsen (g)
10.5     Form of Employment Agreement with Nancy J. Hobbs (g)
10.6     Form of Employment Agreement with Steven M. Pierson (g)
10.7     Employment Agreement with Jerral R. Pulley (g)
10.8     Lease Agreement between the Registrant and Koll Tower Four Associates
         (g)
10.9     Lease Agreement between the Registrant and Downtown Properties III, LLC
         (g)
10.10 Indefeasible Right of Use Agreement between the Registrant and Star Telecommunications, Inc. dated as of December 29, 1999 (g)


(a) Incorporated by reference to the exhibit of same number to the Registrant's Report on Form 8-K filed with the SEC on September 8, 1997.
(b) Incorporated by reference to the exhibit of the same number to the Registrant's annual Report on Form 10-KSB/A for the annual period ended March 31, 1999 filed with the SEC on October 8, 1999.
(c) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement on Form S-3/A, as amended, filed with the SEC October 8, 1999.
(d) Incorporated by reference to the exhibit of the same number to the Registrant's annual Report on Form 10-KSB for the annual period ended March 31, 1997 filed with the SEC on October 16, 1997.
(e) Incorporated by reference to the exhibit of the same number to the Registrant's quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 filed with the SEC on August 16, 1999
(f) Incorporated by reference to the exhibit of same number to the Registrant's Definitive Proxy Statement filed with the SEC on July 5, 2000
(g) Incorporated by reference to the exhibit of the same number to the Registrant's quarterly Report on Form 10-K for the annual period ended March 31, 2000 filed with the SEC on July 10, 2000


         (b) Reports on Form 8-K.

         Current report on Form 8-K filed on March 6, 2001 regarding (1) the January 2001 resignation of four directors and (2) the fact that the Company then did not have any independent directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Broadband Networks, Inc.


 /s/  BRANDON POWELL
--------------------------------------
Brandon Powell
Executive Vice President
July 10, 2001

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)


                                    CONTENTS

                                                                                                     PAGE NUMBER
                                                                                                     -----------
         (1) Consolidated Financial Statements.

                Report of Independent Certified Public Accountants, Squar, Milner, Reehl &
                Williamson, LLP                                                                          F-1

                Report of Independent Certified Public Accountants, BDO Seidman, LLP                     F-2

                Report of Independent Certified Public Accountants, Smith & Company                      F-3

                Consolidated Statement of Net Liabilities in Liquidation as of March 31, 2001            F-4

                Consolidated Balance Sheet as of March 31, 2000                                          F-5

                Consolidated Statement of Changes in Net Liabilities in Liquidation for the
                  three months ended March 31, 2001                                                      F-6

                Consolidated Statements of Operations for the nine months ended December 31,
                  2000 and for the two years ended March 31, 2000 and 1999                               F-7

                Consolidated Statements of Shareholders' Deficit for the three years ended
                  March 31, 2001, 2000, and 1999                                                         F-8

                Consolidated Statements of Cash Flows for the nine months ended December 31,
                  2000 and for the two years ended March 31, 2000 and 1999                               F-10

                Consolidated Statement of Cash Flows for the three months ended March 31, 2001           F-12

                Notes to Consolidated Financial Statements                                               F-13

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Universal Broadband Networks, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of net liabilities in liquidation of Universal Broadband Networks, Inc. and Subsidiaries (collectively referred to as the "Company"), a debtor-in-possession, as of March 31, 2001 and the related consolidated statements of changes in net liabilities in liquidation and cash flows for the three months ended March 31, 2001. In addition, we have audited the related consolidated statements of operations and cash flows for the nine months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

On October 31, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As described in Note 1 to the financial statements, in early January 2001 management of Universal Broadband Networks, Inc. reached a decision to liquidate the Company, and commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting as of December 31, 2000 from the going-concern basis to a liquidation basis. Accordingly, the financial statements of the Company as of December 31, 2000 and for periods ended thereafter are not comparable to any financial statements of prior periods.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Broadband Networks, Inc. and Subsidiaries as of March 31, 2001, the consolidated changes in their net liabilities in liquidation and their cash flows for the three months ended March 31, 2001, the consolidated results of their operations for the nine months ended December 31, 2000, and their cash flows for the nine months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 12, the Company has executed a binding letter of intent with a telecommunications company that proposes to acquire a 95% equity interest in the Company subject to approval by the Bankruptcy Court and execution of a definitive merger agreement.

/s/ Squar, Milner, Reehl & Williamson, LLP

June 26, 2001
Newport Beach, California

Report of Independent Certified Public Accountants

The Board of Directors
Universal Broadband Networks, Inc. Irvine, California

We have audited the accompanying consolidated balance sheet of Universal Broadband Networks, Inc. (formerly IJNT.net, Inc.) and subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Broadband Networks, Inc. and subsidiaries as of March 31, 2000, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements were prepared assuming the Company would continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company incurred substantial losses and negative cash flows from operations; the Company also had substantial working capital and shareholders' deficits as of March 31, 2000. Lastly, the Company had significant present and future working capital demands which required substantial equity and debt financing which had not yet been secured. These factors, among others, raised substantial doubt about the Company's ability to continue as a going concern at the time such consolidated financial statements were prepared. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that resulted from the outcome of these uncertainties.


                                                            /S/ BDO SEIDMAN, LLP
                                                                BDO SEIDMAN, LLP
Costa Mesa, California
June 29, 2000

Report of Independent Certified Public Accountants


Board of Directors
Universal Broadband Networks, Inc.
Salt Lake City, Utah



We have audited the accompanying restated consolidated statements of operations, changes in stockholders' equity, and cash flows of Universal Broadband Networks, Inc. and Subsidiaries for the year ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows of Universal Broadband Networks, Inc. and Subsidiaries for the year ended March 31, 1999 in conformity with generally accepted accounting principles.


                                                    /S/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
July 7, 1999
except for Note 13,
as to which the date is
May 9, 2000

UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)

                                     ASSETS

                                                                       MARCH 31,
                                                                          2001
                                                                       ---------

Cash ...........................................................        $   719
Accounts receivable ............................................             72
Prepaid expenses and other assets ..............................              9
Transmission equipment (Notes 1, 2 and 3) ......................          1,000
Frequency licenses and access rights (Notes 1, 2 and 4) ........            250
                                                                        --------
     Total assets in liquidation ...............................        $ 2,050
                                                                        --------

                                   LIABILITIES

Post-petition accounts payable and accrued liabilities .........        $   245
Liabilities subject to compromise (Note 2) .....................         57,033
                                                                        --------
    Total liabilities in liquidation ...........................         57,278
                                                                        --------

Net liabilities in liquidation .................................        $55,228
                                                                        ========

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.


 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEET
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                              (GOING CONCERN BASIS)


                                     ASSETS
                                                                              MARCH 31,
                                                                                 2000
                                                                              ---------
Current assets:
     Cash ..............................................................      $  1,176
     Accounts receivable, net of allowance for doubtful accounts of $330            62
     Prepaid expenses and other current assets .........................           645
                                                                              ---------
Total current assets ...................................................         1,883

Property and equipment, net (Note 3) ...................................        15,185
Other assets, net (Note 4) .............................................         3,268
                                                                              ---------
          Total assets .................................................      $ 20,336
                                                                              =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities ..........................      $  9,522
     Accrued payroll benefits and related costs ........................           647
     Equipment financing and line-of-credit arrangement (Note 7) .......        14,222
     Current portion of obligations under capital leases ...............           402
                                                                              ---------
Total current liabilities ..............................................        24,793

Obligations under capital leases, less current portion .................           788
                                                                              ---------

Total liabilities ......................................................        25,581
                                                                              ---------
Commitments and contingencies (Note 10):

Shareholders' deficit (Notes 7,8,9 and 10):
     Series A Convertible Preferred Stock, $0.01 par value; authorized
       1,000,000 shares; 2,000 issued and outstanding, liquidation
       preference of $2,000 ............................................             -
     Common Stock, $0.001 par value; authorized 50,000,000 shares;
        20,283,508 issued and outstanding ..............................            20
     Additional paid-in capital ........................................        39,347
     Accumulated deficit ...............................................       (44,612)
                                                                              ---------
Total shareholders' deficit ............................................        (5,245)
                                                                              ---------
Total liabilities and shareholders' deficit ............................      $ 20,336
                                                                              =========

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.

 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
       CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)

                                                                       FOR THE
                                                                        THREE
                                                                        MONTHS
                                                                         ENDED
                                                                       MARCH 31,
                                                                         2001
                                                                      ----------
Revenues ......................................................         $    21
                                                                        --------
Operating expenses:
Network expenses ..............................................              63
Payroll and related expenses ..................................             176
Other income ..................................................            (269)
Impairment charges, adjustments to adopt
   liquidation-basis accounting, and other (net) (Note 2) .....           2,953
                                                                        --------
        Total operating expenses ..............................           2,923
                                                                        --------

Net loss ......................................................         $(2,902)
                                                                        ========

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.


               UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                            (DEBTOR-IN-POSSESSION)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                             (GOING CONCERN BASIS)

                                                                                        YEARS ENDED
                                                                              ---------------------------------
                                                            FOR THE NINE
                                                             MONTHS ENDED                       MARCH 31, 1999
                                                           DECEMBER 31, 2000   MARCH 31, 2000    (AS RESTATED)
                                                           ----------------------------------------------------
Revenues...............................................      $      1,644       $      2,617      $      1,552
                                                             -------------      -------------     -------------
Operating expenses:
Network expenses.......................................             5,736              3,347               543
Payroll and related expenses (Notes 9, 10 and 11)......             5,066             14,318             2,421
Selling, general and administrative expenses (Notes 9,
   10 and 11)..........................................            10,341             12,107             5,549
Depreciation and amortization..........................             3,451              3,045             1,219
Impairment charges, bankruptcy-related adjustments, and
   other (net) (Note 2) ...............................            29,618                  -                 -
                                                             -------------      -------------     -------------
        Total operating expenses.......................            54,212             32,817             9,732
                                                             -------------      -------------     -------------
Operating loss.........................................           (52,568)           (30,200)           (8,180)

Interest income........................................                64                183                65
Interest expense, including amortization
   of deferred financing costs.........................            (3,671)            (2,368)             (147)
                                                             -------------      -------------     -------------

Net loss...............................................      $    (56,175)      $    (32,385)     $     (8,262)
                                                             =============      =============     =============

Net loss per common share, basic and diluted (Note 1)..      $      (2.67)      $      (1.84)     $      (0.58)
                                                             =============      =============     =============

Weighted-average number of common shares outstanding,
   basic and diluted..................................         21,422,253         18,199,114        14,890,130
                                                             =============      =============     =============

                                 See report of independent certified public accountants
                              and accompanying notes to consolidated financial statements.

                                                     F-7


                    UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                                 (DEBTOR-IN-POSSESSION)
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                             Series A & B
                              Convertible
                            Preferred Stock             Common Stock          Additional
                         -----------------------   -----------------------     Paid-In      Accumulated
                           Shares        Amount      Shares        Amount      Capital        Deficit         Total
                         -----------   ---------   -----------    --------    -----------   ------------    ---------
Balances,
   March 31, 1998                --    $     --    12,854,145     $    13     $    4,615    $    (2,573)    $  2,055

(See Notes 9, 10, 11
and 13)

   Issue shares to
     acquire
     subsidiaries
     and/or operations           --          --       335,621          --            873             --          873
   Issue shares for
     services                    --          --       453,873           1          1,650             --        1,651
   Issue shares to
     retire debt                 --          --        25,456          --             70             --           70
   Issue shares to pay
     interest                    --          --        44,544          --            122             --          122
   Issue shares to
     purchase assets             --          --       507,719          --          1,400             --        1,400
   Issue shares for
     redemption of
     warrants                    --          --       512,821           1            999             --        1,000
   Sale of shares in
     private placements
     (net of issuance
     costs)                      --          --     1,363,950           1          3,191             --        3,192
   Issue convertible
     preferred stock
     (net of issuance
     costs)                   2,000          --            --          --          1,800             --        1,800
   Beneficial
     conversion feature
     of convertible
     preferred stock             --          --            --          --            364           (364)          --
   Net loss                      --          --            --          --             --         (8,262)      (8,262)
                         -----------   ---------   -----------    --------    -----------   ------------    ---------

Balances,
     March 31, 1999           2,000          --    16,098,129          16         15,084        (11,199)       3,901

(See Notes 7, 9, 10 and
11)

   Issue shares for
     services                    --          --       438,213          --          2,273             --        2,273
   Sale of shares in
     private placements
     (net of issuance
     costs of $545)              --          --     2,843,750           3          9,772             --        9,775
   Conversion of
     preferred stock         (2,000)         --       867,828           1             --             (1)          --
   Preferred stock
     dividends                   --          --        35,588          --            104           (241)        (137)
   Issue convertible
     preferred stock
     (net of issuance
     costs of $211)           2,000          --            --          --          1,789             --        1,789
   Beneficial
     conversion feature
     of convertible
     preferred stock             --          --            --          --            448           (448)          --
   Warrants issued in
     conjunction with
     issuance of
     convertible
     preferred stock             --          --            --          --            338           (338)          --
   Warrants issued in
     conjunction with
     financing
     arrangement                 --          --            --          --          1,943             --        1,943

                                                     (continued)

                              See report of independent certified public accountants
                         and accompanying notes to consolidated financial statements.



                     UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                                 (DEBTOR-IN-POSSESSION)
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
                               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                             Series A & B
                              Convertible
                            Preferred Stock             Common Stock          Additional
                         -----------------------   -----------------------     Paid-In      Accumulated
                           Shares       Amount       Shares        Amount      Capital        Deficit         Total
                         -----------   ---------   -----------    --------    -----------   ------------    ---------
   Options granted to
     non-employees               --          --            --          --            332             --          332
   Options granted to
     employees                   --          --            --          --          7,238             --        7,238
   Other                         --          --            --          --             26             --           26
   Net loss                      --          --            --          --             --        (32,385)     (32,385)
                         -----------   ---------   -----------    --------    -----------   ------------    ---------

Balances,
     March 31, 2000           2,000          --    20,283,508          20         39,347        (44,612)      (5,245)

(See Notes 8 and 9)

   Issue shares for
     services                    --          --        30,391          --            201             --          201
   Issue shares for
     accounts payable
     to employee                 --          --        45,040          --            362             --          362
   Issue shares for
     redemption of
     warrants                    --          --       150,000          --            225             --          225
   Sale of shares in
     private placements
     (net of issuance
     costs of $50)               --          --       333,333          --            450             --          450
   Conversion of Series
     A preferred stock       (2,000)         --       364,299           1             --             --            1
   Preferred stock
     dividends                   --          --        29,432          --            162            (24)         138
   Issue convertible
     Series B preferred
     stock (net of
     issuance costs of
     $166)                  100,000           1            --          --            833             --          834
   Beneficial
     conversion feature
     of convertible
     preferred stock             --          --            --          --            249           (249)          --
   Warrants issued in
     conjunction with
     convertible preferred
     stock                       --          --            --          --            750           (750)          --
   Beneficial
     conversion feature
     of convertible debt         --          --            --          --          1,470             --        1,470
   Warrants issued in
     conjunction with
     financing
     arrangements                --          --            --          --          3,487             --        3,487
   Warrants issued for
     services                    --          --            --          --          1,212             --        1,212
   Options granted to
     non-employees for
     services                    --          --            --          --            153             --          153
   Issue shares for
     conversion of
     convertible debt            --          --     3,310,881           3            558             --          561
   Conversion of Series
     B preferred stock      (41,690)         --       797,300           1             (1)            --           --
   Net loss                      --          --            --          --             --        (59,077)     (59,077)
                         -----------   ---------   -----------    --------    -----------   ------------    ---------
Balances,
     March 31, 2001          58,310    $      1    25,344,184     $    25     $   49,458    $  (104,712)    $(55,228)
                         ===========   =========   ===========    ========    ===========   ============    =========

                                 See report of independent certified public accountants
                              and accompanying notes to consolidated financial statements.


                     UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                                 (DEBTOR-IN-POSSESSION)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (AMOUNTS IN THOUSANDS)
                                                  (GOING CONCERN BASIS)
                                                                                                      YEARS ENDED
                                                                                           ----------------------------------
                                                                          FOR THE
                                                                        NINE MONTHS
                                                                           ENDED                                 MARCH 31,
                                                                        DECEMBER 31,          MARCH 31,            1999
                                                                            2000                2000           (AS RESTATED)
                                                                       ---------------     ---------------    ---------------
Cash flows used in operating activities:
     Net loss                                                          $      (56,175)     $      (32,385)    $       (8,262)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Impairment charges and certain bankruptcy- related
              adjustments                                                      19,150                   -                  -
         Accrued lease and contract rejection costs                             7,846                   -                  -
         Bad debt expense                                                         260                 666                115
         Depreciation and amortization                                          3,451               3,045              1,219
         Write-off and amortization of deferred financing costs                 6,154               1,399                  -
         Stock options issued as compensation                                       -               7,570                  -
         Stock options and warrants issued for services                         1,365                   -                  -
         Stock issued for services                                                554               2,273              1,651
         Stock issued for interest                                                  -                   -                122
         Accrued interest                                                       1,181                   -                  -
         Write-off of assets and goodwill                                           -               1,227                823
         Other non-cash                                                             -                   3                  -
         Changes in current operating assets and liabilities:
              Accounts receivable                                                (270)               (552)              (252)
              Prepaid expenses and other current assets                           622                (258)              (329)
              Other assets                                                         91                   -                  -
              Accounts payable and accrued liabilities                            676               4,407               (203)
              Accrued payroll and related expenses                               (336)                447                154
                                                                       ---------------     ---------------    ---------------

Net cash used in operating activities                                         (15,431)            (12,158)            (4,962)
                                                                       ---------------     ---------------    ---------------

Cash flows used in investing activities:
     Advances to related parties                                                    -                (361)               (80)
     Purchases of property and equipment                                       (1,512)            (10,626)              (965)
     Purchase of licenses and other assets                                          -              (1,000)              (214)
     Increase in deposits                                                           -                (257)               (56)
                                                                       ---------------     ---------------    ---------------

Net cash used in investing activities                                          (1,512)            (12,244)            (1,315)
                                                                       ---------------     ---------------    ---------------

                                                  (continued)

                            See report of independent certified public accountants
                         and accompanying notes to consolidated financial statements.




                     UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                                 (DEBTOR-IN-POSSESSION)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                 (AMOUNTS IN THOUSANDS)
                                                  (GOING CONCERN BASIS)

                                                                                                      YEARS ENDED
                                                                                           ----------------------------------
                                                                          FOR THE
                                                                        NINE MONTHS
                                                                           ENDED                                 MARCH 31,
                                                                        DECEMBER 31,          MARCH 31,            1999
                                                                            2000                2000           (AS RESTATED)
                                                                       ---------------     ---------------    ---------------
Cash flows provided by financing activities:
     Borrowings from shareholders                                      $            -      $            -     $          143
     Repayments of borrowings from related parties                                  -                (188)                 -
     Borrowings of short-term debt and other obligations                       19,545                   -                339
     Repayments of short-term debt and other obligations                       (4,000)               (222)              (151)
     Borrowings under equipment financing and line of credit
         arrangement                                                                -              14,222                  -
     Payment of debt issuance costs                                                 -                (660)                 -
     Repayments under capital lease obligations                                  (408)                (41)                 -
     Proceeds from sale of convertible preferred stock, net                       834               1,789              1,800
     Proceeds from exercise of warrants                                           225                   -              1,000
     Collection of subscriptions receivable                                         -                   -                794
     Proceeds from sale of common stock, net                                      450               9,775              3,192
                                                                       ---------------     ---------------    ---------------

Net cash provided by financing activities                                      16,646              24,675              7,117
                                                                       ---------------     ---------------    ---------------

Net (decrease) increase in cash                                                  (297)                273                840
Cash at beginning of period                                                     1,176                 903                 63
                                                                       ---------------     ---------------    ---------------

Cash at end of period                                                  $          879      $        1,176     $          903
                                                                       ===============     ===============    ===============

Supplemental schedule of non-cash investing and financing activities:
     Issuance of capital leases for asset purchases                    $            -      $        1,231     $            -
                                                                       ===============     ===============    ===============
     Increase in accounts payable relating to asset purchases          $        8,131      $        4,361     $            -
                                                                       ===============     ===============    ===============
     Issuance of common stock for asset purchases                      $            -      $            -     $        1,400
                                                                       ===============     ===============    ===============
     Issuance of common stock to acquire subsidiaries and/or
         operations                                                    $            -      $            -     $          873
                                                                       ===============     ===============    ===============
     Issuance of warrants in conjunction with financing
         arrangements                                                  $        3,487      $        1,943     $            -
                                                                       ===============     ===============    ===============
     Issuance of warrants in conjunction with preferred and
         common stock                                                  $          750      $          338     $            -
                                                                       ===============     ===============    ===============
     Beneficial conversion feature of preferred stock                  $          249      $          448     $          364
                                                                       ===============     ===============    ===============
     Beneficial conversion feature of convertible debt                 $        1,470      $            -     $            -
                                                                       ===============     ===============    ===============
     Preferred stock dividends paid in common stock                    $          162      $          137     $            -
                                                                       ===============     ===============    ===============
     Issuance of common stock to retire debt                           $            -      $            -     $           70
                                                                       ===============     ===============    ===============

Cash paid for:
     Interest                                                          $          176      $          824     $           24
                                                                       ===============     ===============    ===============
     Taxes                                                             $            1      $            1     $            1
                                                                       ===============     ===============    ===============

                            See report of independent certified public accountants
                         and accompanying notes to consolidated financial statements.


  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)



                                                    FOR THE THREE
                                                     MONTHS ENDED
                                                    MARCH 31, 2001
                                                  -----------------

Impairment of fixed assets                             $ 2,500
Impairment of frequency licenses                           447

Change in net liabilities in liquidation:

Cash                                                       160
Accounts receivable                                          1
Prepaid expenses and other current assets                   14
Accounts payable and accrued expenses                      124
Liabilities subject to compromise                          (48)
                                                      ---------


INCREASE IN NET LIABILITIES IN LIQUIDATION               3,198


NET LIABILITIES IN LIQUIDATION - December 31, 2000      52,030
                                                      ---------

NET LIABILITIES IN LIQUIDATION - March 31, 2001       $ 55,228
                                                      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH ITEMS:
Stock issued for services reversal                    $   (352)
                                                      =========

             See report of independent certified public accountants and accompanying notes to consolidated financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company operated through several wholly-owned subsidiaries: IJNT, Inc. ("IJNT"), Ubee Network Enterprises, Inc. ("UBEE"), Access Communications, Inc. ("Access"), Webit of Utah, Inc. ("Webit"), UrJet Backbone Network, Inc. ("UBN"), Man Rabbit House Multimedia, Inc. ("MRHM"), GIjargon.com ("GI"), and Global Broadband Services, Inc. ("Global"). Some subsidiaries were inactive, including Access, Webit, GI and Global. The accompanying consolidated financial statements include the accounts of Universal Broadband Networks, Inc. and the aforementioned subsidiaries. On July 25, 2000, the shareholders of the Company ratified the proposal to change the name of the Company from IJNT.net, Inc. to Universal Broadband Networks, Inc. and the stock ticker symbol was correspondingly changed to UBNT. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was formerly engaged in the business of providing wireless internet access through microwave technology, dial-up internet access, web site design, web hosting services, fiber backbone connectivity, and other telecommunications carrier services. Prior to October 31, 2000, the Company principally operated in Utah (Salt Lake City), Texas, and California. As of June 2000, the Company had leased or otherwise acquired access to fiber route co-location facilities in several major cities in the aforementioned states.

LIQUIDATION BASIS OF ACCOUNTING (2001)

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

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at March 31, 2001, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after March 31, 2001 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

The accompanying statements of operations and statements of cash flows for the period April 1, 2000 to December 31, 2000 have been prepared in accordance with GAAP applicable to a going concern prior to adoption of the liquidation basis of accounting. Except as discussed in the preceding paragraph, GAAP assumes that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 Case and management's decision to liquidate the Company, the realization of assets and liquidation of liabilities is now subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value (net of estimated known disposition costs) at March 31, 2001. Such values could differ materially from amounts ultimately realized in the future as the

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LIQUIDATION BASIS OF ACCOUNTING (2001) (continued)

Company completes its liquidation. In the Chapter 11 Case, all of the Company's liabilities as of the Petition Date are considered subject to compromise (including the entire amount of secured claims which may be undersecured). Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying March 31, 2001 consolidated statement of net liabilities in liquidation.

Generally, actions to enforce or otherwise effect repayment of pre-chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Pre-petition liabilities reflected in the accompanying consolidated statement of net liabilities in liquidation (see Note 2) are principally based on these bankruptcy schedules. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated, and will be either amicably resolved or adjudicated by the Bankruptcy Court. Such claims do not necessarily encompass the universe of claimants, nor the amount of each claim that may be asserted against the Company in the bankruptcy proceedings. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Since management has abandoned any expectation of reorganizing the Company, Statement of Position No. 90-7, "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE," is no longer mandatory under GAAP.

GOING CONCERN BASIS OF ACCOUNTING (2000)

The accompanying 2000 consolidated financial statements were prepared assuming the Company would continue as a going concern. During the year ended March 31, 2000 ("Fiscal 2000"), the Company experienced a net loss of $32,385 and had negative cash flows from operations of $12,158. In addition, the Company had substantial working capital and shareholders' deficits at March 31, 2000. Lastly, the Company had significant present and future working capital demands, which required substantial equity and debt financing which had not yet been secured. These factors, among others, raised substantial doubt about the Company's ability to continue as a going concern at the date such condolidated financial statements were prepared. The 2000 consolidated financial statements do not include any adjustments that resulted from the outcome of these uncertainties.

In an effort to reverse the negative financial conditions noted above, management of the Company intended to secure a series of debt and equity financings during 2000 that were expected to exceed $200,000. Additionally, the Company intended to expand its operations through the establishment of switch-based telecommunications facilities in pre-designated markets, and develop its management and sales teams, and its corporate infrastructure. Management of the Company believed these events would provide the working capital required to purchase necessary equipment, establish the requisite infrastructure and fund operations until such time as the Company became profitable.

The Company was unable to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH

The Company places its cash with high quality credit institutions. The Federal Deposit Insurance Corporation ("FDIC") insures cash accounts at each institution for up to $100. From time to time, the Company maintains cash balances in excess of the FDIC limit.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Credit is extended to customers based upon an evaluation of the customer's financial condition and credit history, and generally the Company does not require collateral. Credit losses are provided for in the consolidated financial statements by management based upon a detailed evaluation of the collectibility of accounts receivable.

PROPERTY AND EQUIPMENT

In connection with the Chapter 11 Case and as discussed in Note 2, the Company has adopted liquidation accounting effective December 31, 2000. Therefore, the transmission equipment remaining at March 31, 2001 is stated at estimated net realizable value. The Company discontinued recording depreciation on this equipment effective October 31, 2000.

Prior to the adoption of liquidation accounting, property and equipment were stated at cost and depreciated or amortized (as applicable) using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years (or lease term, if shorter). Maintenance and repairs were charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization were removed from the accounts and any resulting gain or loss was reflected in operations.

OTHER ASSETS

Other assets primarily consist of frequency licenses, an Indefeasible Right of Use License ("IRU"), deferred financing costs and lease security deposits (see
Note 4). Frequency licenses represent certain channel rights in various regional markets. In 2001, such licenses have been determined to be impaired, and have been written down by $270 at March 31, 2001 to an estimated net realizable value of $250. Prior to the Chapter 11 Case, frequency licenses were amortized on a straight-line basis over the license period, which generally ranged from two to three years. The IRU represents a 20-year license of a digital transmission network connecting the Los Angeles and San Francisco market areas and was being amortized on a straight-line basis. Due to the Chapter 11 Case, current market conditions, and for reasons discussed in Note 2, management determined that it was more likely than not that the IRU could not be sold and the remaining unamortized balance of $833 was written off during the year ended March 31, 2001. As further discussed in Note 5, the Company rejected substantially all of its lease obligations pursuant to the provisions of the Bankruptcy Code and impaired the related security deposits totaling $238. Amortization related to frequency licenses totaled $133, $448 and $0 for the years ended March 31, 2001, 2000 and 1999, respectively.

Deferred financing costs represented certain costs associated with the issuance of debt obligations including legal costs, loan fees, commitment fees and the estimated fair value of warrants issued in conjunction with such debt obligations. Deferred financing costs were capitalized and amortized over the term of the related debt obligations using the effective yield method. Amortization related to deferred financing costs totaled $2,472, $1,399 and $0 for the years ended March 31, 2001, 2000 and 1999, respectively. The remaining balance of $3,689 was either written off or the amortization was accelerated as of September 2000 in connection with the Chapter 11 Case. See further discussion in Notes 2, 8 and 9.

LONG-LIVED ASSETS

Prior to the adoption of liquidation accounting, the Company reviewed the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If any such assets were considered impaired, the impairment to be recognized was measured by the excess of the carrying amount of the asset over its estimated fair value. Assets to be disposed of were reported at the lower of the carrying amount or estimated fair value less costs to sell.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS (continued)

Management determined that fixed and other assets totaling $23,293, $80 and $433, respectively, were impaired during the years ended March 31, 2001, 2000 and 1999. A significant portion of the fixed and other assets impaired during the year ended March 31, 2001 was due to the Company's Chapter 11 Case. Management determined that goodwill totaling $1,147 and $823, respectively, was impaired during the years ended March 31, 2000, and 1999. Management also determined that frequency licenses totaling $699, which were contributed in exchange for 1,000 shares of common stock by Jon Marple (former Chairman of the Board of Directors of the Company) were impaired during the year ended March 31, 1999.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Significant financial statement categories requiring estimates include, but are not limited to, the allowance for doubtful accounts and the recoverability of property and equipment and intangible assets through future operations.

REVENUE RECOGNITION

Wireless Internet service requires certain hardware items to be installed at the customer's location. Sales of the equipment and installation labor were recognized as revenue in the period in which the equipment was installed. Internet access revenue was recognized monthly as it was earned. Web site development services revenue was recognized based on stages of development, typically over a period of one to three months, as the customer authorized the stages.

ADVERTISING

Advertising costs are expensed as incurred. During the years ended March 31, 2001, 2000 and 1999, advertising expenses totaled $648, $788 and $567, respectively.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net loss, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for stock-based compensation to employees under APB 25 (see Note 9).

EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net loss available to common shareholders (including the effect of beneficial conversion features relating to equity transactions) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Basic and diluted EPS are the same, as the effect of common stock equivalents on EPS is anti-dilutive for all periods presented.

The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the following periods (see Note 12):

                                                                                      Years ended
                                                                            ---------------------------------
                                                          NINE MONTHS
                                                             ENDED
                                                          DECEMBER 31,        March 31,          March 31,
                                                             2000               2000                1999
                                                             ----               ----                ----
Basic and diluted:
    Net loss                                             $     (56,175)     $     (32,385)    $       (8,262)
    Adjustments to net loss:
    Preferred stock dividends                                      (24)             (241)                  -
    Warrants issued in connection with sale of
         convertible preferred stock (see Note 9)                 (750)             (338)                  -
    Preferred stock beneficial conversion
         feature (see Note 9)                                     (249)             (448)              (364)
                                                         --------------     --------------    ---------------

Basic and diluted net loss                               $     (57,198)     $    (33,412)     $       (8,626)
                                                         ==============     ==============    ===============

Weighted average number of common shares                    21,422,253         18,199,114         14,890,130
                                                         ==============     ==============    ===============

Basic and diluted net loss per common share              $       (2.67)     $       (1.84)    $        (0.58)
                                                         ==============     ==============    ===============

The total potential common shares that have not been included in the calculation of diluted net loss per share totaled 3,647,573, 4,302,358 and 1,162,899 for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SEGMENT REPORTING

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," during the year ended March 31, 1999. SFAS 131 establishes standards for public company reporting of information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company operated primarily in one business segment.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130") during the year ended March 31, 1999. SFAS 130 established new guidelines for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no effect on the accompanying consolidated financial statements, because the Company did not have any elements of comprehensive income during any of the periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", requires disclosure of the estimated fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, equipment financing and line-of-credit arrangement, accounts payable, and notes receivable and payable to/from shareholders. Management has determined that, except for notes receivable and payable to/from shareholders, the estimated fair values of the Company's financial instruments approximated their carrying values at March 31, 2000 and 1999. Management was unable to determine the fair value of the notes receivable and payable to/from shareholders, as an active market for such instruments did not exist.

RECLASSIFICATIONS AND COMPARABILITY

Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform with the presentation of the financial statements for the nine months ended December 31, 2000. In addition, because of the adoption of liquidation basis accounting, the consolidated financial statements of the Company as of March 31, 2001 and for the quarter then ended, are not comparable to any financial statements of prior periods.

RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), as amended. Management does not believe that the Company engaged in any of the activities described in SFAS 133. As such, no impact occurred to the Company's financial position or results of operations from adopting this standard.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

The Company's bankruptcy filing resulted in non-payment of $4.1 million due on November 15, 2000 (see Note 7). In addition, monthly payments of $1.1 million each in principal and interest under Tranche B of the secured vendor financing agreement (see Note 7) became due and payable beginning on November 1, 2000. Also, $4.1 million and $1.6 million of principal and interest under the terms of two unsecured note agreements became due and payable on December 15, 2000 and January 2, 2001, respectively. Because of the combination of these events and cross-default provisions included in the Company's other debt agreements (see
Note 8) and in certain lease agreements, substantially all of the Company's indebtedness is in default and is now due and payable. Any repayment of such indebtedness will be the subject of the Company's Chapter 11 Case. Because of the aforementioned defaults, substantially all unamortized deferred financing costs totaling $3,689 were written off or accelerated as of September 30, 2000.

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. See Note 5 for additional information.

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The March 31, 2001 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. BANKRUPTCY CASE AND RELATED MATTERS (continued)

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

LIABILITIES SUBJECT TO COMPROMISE AND OTHER BANKRUPTCY-RELATED ADJUSTMENTS, LIQUIDATION BASIS OF ACCOUNTING ADJUSTMENTS, AND IMPAIRMENT CHARGES

The March 31, 2001 balances of unsecured and undersecured pre-petition liabilities that became subject to compromise on October 31, 2000 are as follows:

Secured vendor financing (Note 7)                                 $      13,188
Estimated lease and contract rejection costs (Note 5)                     7,846
Accounts payable                                                          9,441
Obligations under capital leases (Note 5)                                 2,642
Accrued payroll and related expenses                                        298
Unsecured  and under-secured short-term debt (Notes 7 and 8)             23,618
                                                                  --------------
       Total liabilities subject to compromise                    $      57,033
                                                                  ==============

Impairment charges, adjustments to adopt the liquidation basis of accounting, and certain adjustments relating to the bankruptcy reported in the consolidated statement of operations for the nine months ended December 31, 2000 or in the consolidated statement of changes in net liabilities in liquidation for the period January 1, 2001 to March 31, 2001 include the following:

Estimated lease and contract rejection costs                      $       7,846
Fixed asset impairment and certain adjustments to adopt
   liquidation-basis accounting (Note 3)                                 20,660
Impairment of other assets (Note 4)                                       1,444
Professional fees                                                           150
Write-off and accelerated amortization of deferred financing
   costs (Notes 4 and 8)                                                  3,689
Adjustment of certain pre-petition liabilities                           (1,218)
                                                                  --------------

          Total                                                   $       32,571
                                                                  ==============

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2001 and 2000:

                                                     2001            2000
                                                     ----            ----

       Furniture, fixtures and equipment          $         -     $       890
       Capitalized software                                 -           2,921
       Leasehold improvements                               -           1,372
       Transmission equipment                           1,000          12,628
       Leased vehicles                                      -             220
                                                  ------------    ------------
                                                        1,000          18,031

       Accumulated depreciation and amortization            -          (2,846)
                                                  ------------    ------------

                                                  $     1,000     $    15,185
                                                  ============    ============

As discussed in Notes 1 and 2, the Company recognized the impairment of $20,660 of its fixed assets in connection with the Chapter 11 Case and the adoption of liquidation basis accounting during the year ended March 31, 2001. The estimated net realizable value of the transmission equipment set forth above assumes an orderly liquidation and is based in part on an independent third-party valuation.

The net book value of transmission equipment held under capital leases (see Note
5) totaled $0, $1,159 and $0 at March 31, 2001, 2000 and 1999, respectively. Depreciation and amortization expense totaled $3,173, $2,597 and $1,219 for the years ended March 31, 2001, 2000 and 1999, respectively.

4. OTHER ASSETS

Other assets consist of the following at March 31, 2001 and 2000:

                                                                 2001               2000
                                                                 ----               ----
      Frequency licenses, net (see Notes 9 and 11)          $          250     $          640
      Indefeasible Right of Use License, net                             -              1,000
      Deferred financing costs, net (see Notes 7, 8 and 9)               -              1,204
      Deposits                                                           -                322
      Receivables from related parties (see Note 11)                     -                102
                                                            ---------------    ---------------

                                                            $          250     $        3,268
                                                            ===============    ===============

As discussed in Notes 1 and 2, the Company recognized impairment of the following assets due to the adoption of liquidation accounting or in connection with the Chapter 11 Case during the year ended March 31, 2001: $833 of the Indefeasible Right of Use License, $3,689 of deferred financing costs, $270 of frequency licenses, and $341 of deposits and other assets.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. LEASE OBLIGATIONS

The Company has various operating and non-cancelable capital leases.
Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying March 31, 2001 statement of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts materially less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned statement of net liabilities in liquidation.

6. INCOME TAXES

The provision for income taxes for the years ended March 31, 2001, 2000 and 1999 is not material to the financial statements.

The Company has deferred tax assets and a corresponding 100% valuation allowance on such assets at March 31, 2001 and 2000 as follows:

                                                    2001              2000
                                                    ----              ----
      Deferred tax assets:
          Net operating loss carryforwards     $       36,200    $       11,600
          Intangible assets                               780               780
          Bad debt reserve                                320               130
          Other                                           330               258
                                               ---------------   ---------------

      Gross deferred tax assets                        37,630            12,768

      Valuation allowance                             (37,630)          (12,768)
                                               ---------------   ---------------

      Deferred tax assets, net of reserve      $            -    $            -
                                               ===============   ===============

The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate of 34% to the pretax loss for the years ended March 31, 2001, 2000 and 1999 as a result of the following:

                                                             2001              2000             1999
                                                             ----              ----             ----
       Computed "expected" tax (benefit)                 $    (20,086)    $    (11,011)     $    (2,809)
       Decrease in income tax benefit resulting from:
           Stock option compensation                            2,128            2,461                -
           Other nondeductible expenses                           264               34              255
           State income tax expense                                 1                1                1
           Losses with no current benefit                      17,694            8,516            2,554
                                                         -------------    -------------     ------------

                                                         $          1     $          1      $         1
                                                         =============    =============     ============

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. INCOME TAXES (continued)

At March 31, 2001, the Company has an estimated Federal tax net operating loss carryforward of approximately $95,000 which expires through 2021, and a state net operating loss carryforward of approximately $65,000 which expires through 2006.

As a result of the Company's significant equity transactions, the Company may have experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation may be placed upon the Company's ability to realize the benefit of its net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. In addition, if the transaction discussed in Note 12 is consummated, some or all of the Company's net operating loss carryforwards may expire immediately by operation of tax law.Management believes sufficient uncertainty exists regarding realization of the deferred tax asset items and that a valuation allowance equal to the net deferred tax asset amount is required.

7. EQUIPMENT FINANCING AND LINE-OF-CREDIT ARRANGEMENT

In July 1999, UBN (a subsidiary of UBEE) entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") that provided for a line-of-credit of up to $7,000 ("Tranche A") as well as a term loan of up to $37,000 ("Tranche B"). However, the maximum combined borrowing under the Agreement could not exceed $37,000. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30,000 equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement and converting the outstanding balance of an open account, under which Nortel advanced approximately $12,995 in equipment and services, to a draw-down under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B were allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. As of March 31, 2001, approximately 55% of the Company's consolidated total assets in liquidation are owned by its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to Universal Broadband Networks, Inc. or any of its subsidiaries.

Borrowings under Tranche A could be used for working capital and general corporate purposes, bear interest at 13%, and were scheduled to mature on July 31, 2000. On August 15, 2000, the Company borrowed $4,000 from another third party (Note 8) and partially repaid Tranche A. As of March 31, 2001 and 2000, $4,089 and $7,646, respectively (including interest), was outstanding under Tranche A and no additional borrowings were available. The Company obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000. As a result of the Chapter 11 Case, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. See further discussion in Note 2.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. EQUIPMENT FINANCING AND LINE-OF-CREDIT ARRANGEMENT (continued)

Borrowings under Tranche B could only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (8.00% and 9.00% at March 31, 2001 and 2000, respectively) plus 3.75%. Tranche B was payable in twelve equal quarterly payments beginning November 15, 2000. No borrowings were outstanding under Tranche B at March 31, 2000, as the Company had not completed the required $30,000 equity infusion. However, as of March 31, 2000, the Company owed Nortel $6,576 for purchases of equipment and services. Additionally, as of March 31, 2000, Nortel had delivered approximately $3,700 of transmission equipment that was not completely installed until subsequent to March 31, 2000. The Company had not recorded this liability or the related fixed assets as of March 31, 2000 as the Company believed that its obligation should not be recognized until such time as the equipment is completely installed. Had the Company recorded the $3,700 in transmission equipment as of March 31, 2000, the unfinanced Nortel purchases would have totaled $10,276 at March 31, 2000. If the Company was able to complete the required equity infusion, these borrowings would be classified as Tranche B borrowings. If the required equity infusion was not completed, the Company would be required to pay for these purchases pursuant to normal vendor terms. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel $12,780 on an open account for purchases of equipment and services. Effective September 20, 2000, Nortel required the Company to convert the $12,995 of unfinanced purchases into borrowings under Tranche B as a condition of amending the Agreement to waive certain covenants in order that the Company could pursue third-party equity financing opportunities and continue discussions with Nortel regarding a restructuring and expansion of the Agreement. As of March 31, 2001, $13,188 (including interest) was outstanding under Tranche B. As a result of the Chapter 11 Case, the Company did not make any of the payments due to Nortel beginning November 15, 2000 as required under the terms of the payment schedule. See further discussion in Note 2.

The March 31, 2001 liability amounts set forth below have been classified as liabilities subject to compromise in the accompanying statement of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

A summary of the borrowings under the Agreement follows:

                                         March 31, 2001       March 31, 2000
                                         --------------       --------------

          Tranche A                     $         4,089      $         7,646
          Tranche B                              13,188                   --
          Unfinanced purchases                       --                6,576
                                        ----------------     ----------------

          Total                         $        17,277      $        14,222
                                        ================     ================

In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 9). The estimated fair value of the warrants of approximately $1,943, as well as certain other costs related to the Agreement, were capitalized as deferred financing costs during the year ended March 31, 2000 and amortized over the life of the Tranche A loan, completed in July 2000.

The Agreement has certain restrictive financial covenants that include minimum tangible net worth requirements, maximum asset-to-net-worth ratios, minimum net income requirements and other restrictions with respect to financial ratios. Furthermore, the Agreement has restrictions related to specific activities including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. Although the Company entered into an amendment to the Agreement that revised all such covenants effective March 31, 2000, the Company is not in compliance with any of the covenants or restrictions as of March 31, 2001; such non-compliance will be processed by the Bankruptcy Court through the Chapter 11 proceedings.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. OTHER DEBT

On April 17, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $5,000. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due October 17, 2001. The interest was payable in cash or common stock, at the election of the Company, upon conversion of principal or October 17, 2001, whichever is earlier. The agreement provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $6.06 per share. The conversion price equaled the closing market price of the Company's common stock on April 17, 2000. The agreement also provided for an adjustment of the conversion price to the closing market price of the Company's common stock on April 17, 2001, if such price is lower than $6.06 on that date. However, the conversion price cannot be adjusted to less than $3.94 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see Note 10) by October 17, 2000. The agreement also provided for a 2% per month cash penalty if such registration was not effective on said date.

In conjunction with the above agreement, the Company issued warrants to the holder of the convertible note to purchase 412,541 shares of common stock at a price of $6.06 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $1,689 using the Black-Scholes Option Pricing Model, and was amortizing such amount over the eighteen-month life of the debt. Due to the filing of the Chapter 11 Case, the Company accelerated the amortization of the remaining $1,173 as of September 30, 2000.

On May 23, 2000, the Company entered into an unsecured Note and Warrant Purchase Agreement to borrow $250. The agreement provided for interest at 6% per annum, with any unconverted principal and accrued interest due November 23, 2001. The interest was payable by the Company in cash or common stock, at the election of the Company, upon conversion of principal or November 23, 2001, whichever is earlier. The agreement provided for the conversion of the note's principal balance into shares of common stock, at the election of the holder, at a price of $3.91 per share. The conversion price equaled the closing market price of the Company's common stock on May 23, 2000. The agreement also provided for an adjustment of the conversion price to the closing market price of the Company's common stock on May 23, 2001, if such price is lower than $3.91 on that date. However, the conversion price cannot be adjusted to less than $2.54 per share. The agreement required the Company to obtain effective registration of the shares underlying the convertible note and the warrant (see Note 10) by November 23, 2000. The agreement also provided for a 2% per month cash penalty if such registration was not effective on said date.

In conjunction with the above May 23, 2000 agreement, the Company issued warrants to the holder of the convertible note to purchase 32,000 shares of common stock at a price of $3.91 per share. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $84 using the Black- Scholes Option Pricing Model and was amortizing such amount over the eighteen-month life of the debt. Due to the filing of the Chapter 11 Case, the Company accelerated the amortization of the remaining $66 as of September 30, 2000.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. OTHER DEBT (continued)

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreements to borrow $1,000. On July 7, 2000, this agreement was amended to include an additional $500. The agreement provided for interest at 6% per annum, with principal and accrued interest originally due in August 2000. The agreement also provided for default interest at a rate of 24% per annum. The agreement required the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see Note 10) by August 21, 2000, and provided for a 2% per month cash penalty if such registration was not effective on said date. The agreement is personally guaranteed by the former Chairman of the Board of Directors of the Company, and collateralized by trust deeds on two of his residences. The lender agreed to extend the maturity date to January 2, 2001. According to its terms, the note was to have continued accruing interest at the default rate until repaid. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Notes 2 and 10.

In conjunction with the above June 5, 2000 agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.88 per share and 100,000 shares at a price of $4.06. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $933 and $279, respectively, using the Black-Scholes Option Pricing Model, and was amortizing such amounts over the life of the debt, ending in August 2000.

On August 15, 2000, the Company entered into an unsecured Note Agreement to borrow $4,000. The agreement provided for interest at 13.7% per annum, with principal and accrued interest due December 15, 2000. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Note 2.

On August 2, 2000, the Company entered into a Secured Convertible Promissory Note Agreement to borrow $8,795. Of this amount, $1,295 was received on July 7, 2000; the remaining $7,500 was received during the quarter ended September 30, 2000. The note was secured by shares of common stock owned by the Company's former chairman of the Board of directors. The entire note became convertible 91 days after its original issuance into shares of the Company's common stock at a price equal to 75% of the average closing market price for the five business days immediately preceding the conversion date. The reduced conversion price represents a beneficial conversion feature that the Company has valued at $1,470. This amount was expensed in the quarter ended September 30, 2000 as part of the accelerated amortization of deferred financing costs (see Note 2). The note bears interest at the rate of 8% per annum, and is due and payable, if not converted, on August 2, 2003.

During the year ended March 31, 2001, principal of $552 was converted into 3,236,652 shares and interest of $9 was converted into 74,229 shares for a total of 3,310,881 shares of the Company's common stock issued in connection with conversion of the debt.

In connection with the above August 2, 2000 agreement, the Company issued warrants to a broker for services rendered to purchase 200,000 shares of common stock at a price of $1.50 per share. The Company estimated the fair value of the warrants at $502 using the Black-Scholes Option Pricing Model. Due to the filing of the Chapter 11 Case, the Company accelerated the amortization of this cost as of September 30, 2000.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.   CAPITALIZATION

RESTRICTIONS ON DIVIDENDS

Pursuant to state law, the Company may be restricted from paying dividends to its shareholders for the foreseeable future as a result of its accumulated deficit as of March 31, 2001.

SHARES ISSUED FOR SERVICES, FISCAL 2001

During the year ended March 31, 2001, the Company issued 34,570 shares of common stock in exchange for various professional services. The estimated fair value of the stock issued of $252 has been charged to operations. In addition, 821 shares of common stock were issued to an employee under the terms of an employment agreement for the year ended March 31, 2001. The estimated fair value of the stock issued of $2 has been charged to operations as compensation expense.

Effective for the fiscal year beginning April 1, 2000, non-employee directors receive an annual fee in the form of Company common stock with a fair market value of $60 as of the 31st of May each year. Accordingly, on May 31, 2000, the Company's non-employee directors (Messrs. Torney, Charles, Cubley, Kramer and Pazian) each received $60 of the Company's common stock valued at the market price of $2.88 a share (20,833 shares each), or a total of 104,165 shares issued. The total fair value of the stock issued of $300 was charged to operations in June 2000. During the fourth quarter of fiscal 2001, such shares were cancelled in connection with the Chapter 11 Case.

In addition, a total of 5,000 shares (2,500 shares each) issued to Messrs. Charles and Cubley during the year ended March 31, 2000 were also cancelled, and a reduction of expense of $52 was recorded in the current fiscal year.

SHARES ISSUED FOR SERVICES AND OTHER, FISCAL 2000

During the year ended March 31, 2000, the Board of Directors authorized the issuance of 438,213 shares of common stock to various individuals and employees as compensation for services provided to the Company. The shares were valued at market prices ranging from $2.00 to $10.81 as of the day of Board approval. The Company recorded expense totaling $2,273 for the year ended March 31, 2000. Certain of these shares were issued to related parties (see Note 11).

On March 31, 2000, the Company executed a severance and purchase agreement with an employee. The agreement provided for the issuance of 75,000 shares of common stock valued at $602 for the purchase of such employee's 5% ownership interest in UBN. The Company was owed $241 by the employee, which was offset against the amount ultimately paid. Net shares totaling 45,040 were issued to the employee in April 2000. During the year ended March 31, 2000, the Company recorded $602 of goodwill, which was subsequently determined to be impaired as of March 31, 2000.

SHARES ISSUED FOR SERVICES, FISCAL 1999

During the year ended March 31, 1999, the Board of Directors authorized the issuance of 453,873 shares of common stock to various individuals and employees as compensation for services provided to the Company. The shares were valued at market prices ranging from $2.13 to $12.00 as of the day of Board approval. The Company recorded expense totaling $1,651 for the year ended March 31, 1999. Certain of these shares were issued to related parties (see Note 11).

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (continued)

PRIVATE PLACEMENT, FISCAL 2001

In September 2000, the Company sold shares of its common stock through a private placement. The Company issued 333,333 shares for consideration of $450 (net of commissions of $50).

PRIVATE PLACEMENTS, FISCAL 2000

In May 1999, the Company sold shares of common stock through a private placement in Germany that are exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The Company issued 600,000 shares for net consideration of $800 (net of commissions of $545). The net proceeds received by the Company for each share represented a significant discount from the prevailing U.S. market price of the Company's common stock.

In December 1999, the Company sold shares of common stock through a domestic private placement. The Company issued 2,243,750 shares for net consideration of $8,975 (net of commissions of $0). The common stock subscription and purchase agreement required the Company to issue additional shares if the average bid price per share is less than $4.00 per share for any 15 consecutive trading days during the four month period commencing December 31, 2000. The common stock subscription and purchase agreement also required the Company to file a registration statement with the SEC for the shares sold in the offering, with such registration statement to be effective no later than December 31, 2000. The common stock subscription and purchase agreement also contains certain restrictive financial covenants, which include, among other things, a restriction on the number of shares of stock the Company may sell during the two year period ending December 31, 2001.

In connection with the private placement, the Company granted the investors warrants to purchase 560,938 shares of common stock at a price of $9.88 per share (see discussion below).

PRIVATE PLACEMENTS, FISCAL 1999

During the year ended March 31, 1999, the Company sold shares of common stock through various private placements in Germany that are exempt from registration pursuant to Regulation S of the Securities Act. The Company also sold shares of common stock through a domestic private placement. The Company issued an aggregate of 1,363,950 shares for net consideration of $3,192 (net of commissions of $3,068) during the year ended March 31, 1999. The net proceeds for each share sold represented a significant discount from the prevailing U.S. market price of the Company's common stock.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (continued)

SERIES A CONVERTIBLE PREFERRED STOCK

In December 1998, the Company entered into an agreement with private investors (the "Investors") whereby the Investors purchased 2,000 shares of the Company's convertible Preferred Series A Stock (the "Series A Preferred Stock") for a gross price of $2,000, net of commissions of $200. In May 1999, the Agreement was amended to include an additional 2,000 shares of Series A Preferred Stock, which netted $1,789 (net of $211 expenses) to the Company. The Series A Preferred Stock carried an 8% coupon, payable upon conversion in common stock. The Series A Preferred Stock carried a liquidation preference of $1,000 per share of Series A Preferred Stock. The dividend was paid in the form of additional shares of the Company's common stock at the time of the preferred stock conversion. The Series A Preferred Stock required the Company to register the underlying common stock with the SEC within certain time parameters, as defined. The company defaulted with said requirement (see further description at Note 10).

The convertible feature of the Series A Preferred Stock provided for a rate of conversion that was below market value. Under terms of the Agreement, the Investors had the right to convert the Series A Preferred Stock into common stock at a 20% discount from the average closing market price of the Company's common stock for the five business days immediately preceding a request for conversion. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS", the Company has determined the values of the beneficial conversion feature of the Series A Preferred Stock to be $448 and $364 at May 1999 and December 1998, respectively.

In conjunction with the sale of the Series A Preferred Stock in May 1999 and December 1998, the Company granted the placement agent warrants to purchase 50,000 and 75,000, respectively, shares of common stock at prices of $3.24 and $2.50 per share, respectively (see discussion below). In the calculation of basic and diluted loss per share, the values of the beneficial conversion feature and the placement agent warrants have increased the net loss applicable to common shareholders.

All 2,000 of the December 1998 Series A Preferred Stock were converted into 867,828 shares of common stock during the year ended March 31, 2000. During the quarter ended June 30, 2000, the remaining 2,000 shares of Series A Preferred Stock were converted into 364,299 shares of common stock and $162 in related dividends ($139 of which was earned and accrued during the year ended March 31, 2000) was converted into 29,432 shares of common stock, for a total of 393,731 shares of common stock issued in connection with the Series A Preferred Stock conversions during the year ended March 31, 2001.

As of March 31, 2001, all of the Series A Preferred Stock and related dividends had been converted to common stock.

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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (continued)

SERIES B CONVERTIBLE PREFERRED STOCK (continued)

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

During the year ended March 31, 2001, 41,690 shares of Series B Preferred Stock were converted into 797,300 shares of common stock. The remaining 58,310 shares carry a liquidation preference of $583.

RELIANCE ON REGISTRATION EXEMPTIONS

With respect to the aforementioned private placements and preferred stock offerings, the Company has relied on registration exemptions provided under Regulations D and S and in section 4(2) of the Securities Act and various exemptions provided under state securities laws. The Company may have violated certain of these Federal and/or state securities laws in connection with certain of the aforementioned offerings of common and preferred stock.

SHARES ISSUED FOR ACQUISITION OF SUBSIDIARIES

The Company has issued a total of 546,621 shares to acquire subsidiaries (treated as purchase transactions) as follows:

      January 1, 1998 and 1999     Access Communications, Inc. (a)      241,333
      April 17, 1998               Webit of Utah, Inc.                   20,000
      August 4, 1998               Man Rabbit House Multimedia, Inc.     35,288
      February 22, 1999            Global Broadband Services, Inc.      250,000
                                                                      ----------

                                                                        546,621
                                                                      ==========

 (a) 211,000 shares were issued in January 1998 as part of this transaction.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (continued)

All of the acquisitions have been accounted for as purchase transactions in accordance with Accounting Principles Board Opinion No. 16, "BUSINESS COMBINATIONS". The shares issued were valued at market prices ranging from $2.12 to $9.72 per share. The aggregate consideration tendered totaled $873 during the year ended March 31, 1999. The purchase consideration paid in the aggregate for all transactions exceeded the estimated fair values of the net assets acquired by $1,175. The Company determined that such goodwill was impaired and, accordingly, expensed the remaining $823 during the year ended March 31, 1999. In addition, the Company determined that various fixed assets and one note receivable acquired from a subsidiary were impaired and, accordingly, expensed $225 and $208, respectively, during the year ended March 31, 1999. The Company has determined that the historical operations of the subsidiaries acquired were minimal and, accordingly, proforma presentation for Fiscal 1999 has not been presented.

SHARES ISSUED FOR PURCHASES OF ASSETS AND INTANGIBLES, FISCAL 1999

During the year ended March 31, 1999, the Board of Directors authorized the issuance of 507,719 shares of common stock to various individuals to purchase assets and intangibles. The shares were valued at market prices ranging from $2.13 to $3.31 as of the day of Board approval. The Company recorded frequency licenses and other assets in the amount of $1,400 (see Note 4). Certain of these shares were issued to related parties (see Note 11).

WARRANTS TO PURCHASE COMMON STOCK, FISCAL 2001

During the year ended March 31, 2001, in conjunction with the issuance of various debt obligations, the Company issued warrants to purchase 944,541 shares of its common stock (see Note 8).

During the year ended March 31, 2001, the Company issued a warrant to purchase 100,000 shares of its common stock at $1.50 per share to a consultant under the terms of a contract dated September 18, 2000. The Company estimated the fair value of the warrant at $265 using the Black-Scholes Option Pricing Model.

In connection with the issuance of Series B Preferred Stock on July 21, 2000, the Company granted 1,000,000 warrants to the investors to purchase shares of the Company's common stock at $2.00. The Company also issued 150,000 warrants to purchase shares of the Company's common stock to the placement agent at $1.50 per share. The Company estimated the fair value of the 1,150,000 warrants at $750, using the Black-Scholes Option Pricing Model; such value is reduced to the remaining face amount of the issued Series B Preferred Stock, net of expenses. In September 2000, the placement agent exercised the aforementioned warrant for 150,000 shares of the Company's common stock.

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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (continued)

WARRANTS TO PURCHASE COMMON STOCK, FISCAL 2001 (continued)

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

WARRANTS TO PURCHASE COMMON STOCK, FISCAL 1999 AND 2000

At March 31, 1999, there were no warrants outstanding to purchase shares of the Company's common stock.

During the year ended March 31, 2000, in conjunction with the sale of the Preferred Stock, the Company issued the placement agent warrants to purchase 75,000 shares of common stock at a price of $2.50 per share. Such warrants expire five years from the date of grant. The warrants retain "piggy-back" Registration Rights. The Company valued the warrants at $245 using the Black-Scholes Option Pricing Model.

During the year ended March 31, 2000, in conjunction with the sale of the Preferred Stock, the Company issued the Investors warrants to purchase 50,000 shares of common stock at a price of $3.24 per share. Such warrants expire five years from the date of grant. The warrants have an adjustment provision, as defined, should the Company sell shares of common stock at a price below $3.24 per share. The Company valued the warrants at $93 using the Black-Scholes Option Pricing Model.

During the year ended March 31, 2000, in connection with its equipment financing and line-of-credit arrangement (see Note 7), the Company issued warrants to purchase 492,094 shares of common stock at a price of $4.97 per share. Such warrants expire five years from the date of grant. The Company valued the warrants at $1,943 using the Black-Scholes Option Pricing Model. The holders of the warrants have both demand and "piggy-back" registration rights.

During the year ended March 31, 2000, in conjunction with the sale of common stock, the Company issued the investors warrants to purchase 560,938 shares of common stock at a price of $9.88 per share. Such warrants expire five years from the date of grant. The Company valued the warrants at $4,609 using the Black-Scholes Option Pricing Model.

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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (continued)

OPTIONS GRANTED TO PURCHASE COMMON STOCK, FISCAL 2000 AND 2001

The Company's Board of Directors adopted the 2000 Management Equity Incentive Plan (the "Management Plan") and the 2000 Equity Incentive Plan (the "Equity Plan") during the year ended March 31, 2000. Both of the Plans required shareholder approval, which was obtained on July 25, 2000 at the Annual Stockholders Meeting.

The Management Plan provides for the issuance of up to 2,417,500 options to purchase shares of common stock. Such options can either be incentive options or non-qualified options, and may be granted to employees, directors and consultants. The Management Plan has limits as to the number of options that may be granted to any one recipient in a given year, as defined. The options granted pursuant to the Management Plan may have a term of up to 10 years, vesting provisions of no less than 20% per year, and exercise prices of no less than the par value of the Company's common stock (non-qualified options) and 100% of fair market value at the date of grant (incentive options).

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

On March 30, 2000, the Company also granted 37,500 options pursuant to the Equity Plan to purchase shares of common stock to a consultant. Of the options granted, 60% vest over a four-year period. The remaining 40% vested immediately. The options were granted at a price of $12.75 per share, which exceeded the market price of the Company's common stock at the date of grant. Management of the Company valued the options granted to this non-employee at estimated fair value using the Black-Scholes Option Pricing Model. The Company recorded consulting expense relating to such options in the fourth quarter of Fiscal 2000 totaling $332.

Under terms of the Management Plan and the Equity Plan, from May 17, 2000 to August 1, 2000, the Company granted options to purchase 1,261,250 shares of its common stock to certain management and employees at prices between $2.88 and $4.63 per share, the closing market prices of the Company's common stock on each grant date. In addition, pursuant to terms of an employment contract with the Company's Chief Executive Officer ("CEO"), on June 19, 2000 the Company granted

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (continued)

OPTIONS GRANTED TO PURCHASE COMMON STOCK, FISCAL 2000 AND 2001 (continued)

options to purchase one million shares of common stock to its CEO at $5.28 per share, the closing market price of the Company's common stock on such grant date. The options described in this paragraph are "non-compensatory" under APB No. 25 and, accordingly, no compensation expense was recorded in connection with these grants.

On April 13, 2000, the Company granted various service providers options to purchase 20,500 common shares of stock at a price of $8.03 per share. The exercise price equaled the closing market price of the Company's common stock at the date of grant. The Company estimated the fair value of the options at $153 using the Black-Scholes Option Pricing Model.

Due to termination of most of the Company's staff on October 17, 2000 in connection with the Chapter 11 Case, all of the options expired on January 17, 2001. No options were exercised during the year ended March 31, 2001 or subsequent to that date through June 26, 2001.

The following table summarizes information about stock option transactions:

                                                                    Weighted
                                                                    Average
                                              Option Shares      Exercise Price
--------------------------------------------------------------------------------

Outstanding at March 31, 1999                            -     $              -
Options granted                                  2,840,500                 8.55
Options expired                                          -                    -
Options forfeited                                        -                    -
Options exercised                                        -                    -
--------------------------------------------------------------------------------

Outstanding at March 31, 2000                    2,840,500     $           8.55
Options granted                                  2,281,750                 4.36
Options expired                                 (5,122,250)                6.73
Options forfeited                                        -                    -
Options exercised                                        -                    -
--------------------------------------------------------------------------------

Outstanding at March 31, 2001                            -     $              -
================================================================================

The weighted average estimated fair value of options granted during the years ended March 31, 2001 and 2000 approximated $4.35 and $6.99 per share, respectively.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (continued)

The following table summarizes information about stock warrant transactions:

                                                                  Weighted
                                                Warrant            Average
                                                 Shares         Exercise Price
--------------------------------------------------------------------------------

Outstanding at March 31, 1999                            -     $              -
Warrants granted                                 1,278,032                 6.69
Warrants expired                                         -                    -
Warrants forfeited                                       -                    -
Warrants exercised                                       -                    -
--------------------------------------------------------------------------------

Outstanding at March 31, 2000                    1,278,032     $           6.69

Warrants granted                                 2,519,541                 3.36
Warrants expired                                         -                    -
Warrants forfeited                                       -                    -
Warrants exercised                                (150,000)                1.50
--------------------------------------------------------------------------------

Outstanding at March 31, 2001                    3,647,573     $           4.60
================================================================================

Exercisable at March 31, 2001                    3,647,573     $           4.60
================================================================================

The weighted average estimated fair value of warrants granted during the years ended March 31, 2001 and 2000 approximated $2.85 and $5.51 per share, respectively.

If the Company had elected the fair value method of accounting for stock-based employee compensation, compensation cost would be accrued at the estimated fair value of all stock grants over the service period, regardless of later changes in stock prices and volatility. The fair value at the grant date for options granted during the years ended March 31, 2001 and 2000, respectively, has been estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions: no dividend yield; expected volatility of 300% and 116%, respectively, based on historical results; risk-free interest rate of 5.2% and 6.0%, respectively, per annum; and average expected option lives of five years.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (CONTINUED)

The following table sets forth the pro forma net loss, the net loss available for common shareholders, and the loss per weighted average common share amounts for the nine months ended December 31, 2000 and the year ended March 31, 2000 as if the Company had elected the fair value method of accounting for stock options:


                                                        NINE MONTHS
                                                           ENDED            Year Ended
                                                      DECEMBER 31, 2000   March 31, 2000
                                                      -----------------   --------------
      Net Loss
          As reported                                 $     (56,175)     $       (32,385)
          Pro forma                                   $     (64,686)     $       (36,076)

      Net Loss Available for Common Shareholders
          As reported                                 $     (57,198)     $       (33,412)
          Pro forma                                   $     (65,709)     $       (37,103)

      Basic and Diluted Loss Per Share
          As reported                                 $       (2.67)     $         (1.84)
          Pro forma                                   $       (3.07)     $         (2.04)


The above December 31, 2000 and March 31, 2000 year ended pro forma effect of applying the fair value method of accounting for employee stock options is not necessarily representative of the potential effects on reported net income or loss for future years.

10. COMMITMENTS AND CONTINGENCIES

See Notes 1 and 2 regarding the Chapter 11 Case.

POTENTIAL SECURITY LAW VIOLATIONS

The Company may have violated certain Federal and state securities laws in connection with certain offerings of its common and preferred stock and in connection with complying with quarterly and annual reporting requirements during the years ended March 31, 2000 and 1999 (see Note 9). The Company may be subject to various claims for damages in future lawsuits (including demands for rescission), if any, from third parties as a result of such potential securities laws violations. Although no claims have been made to date, the Company's inability to avoid future claims, if any, could cause it to sustain substantial losses which could have a material adverse effect on the Company's consolidated financial conditions and results of operations.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. COMMITMENTS AND CONTINGENCIES (continued)

REGISTRATION RIGHTS AGREEMENTS

The Company is obligated under various agreements to register its common stock, including the common stock underlying certain warrants and convertible preferred stock. The Company is subject to penalties for failure to register such securities, the amount of which could be material to the Company's consolidated financial condition, results of operations and cash flows. The Company filed a registration statement on Form S-3 in August 2000 to register the necessary securities; such registration statement was deemed effective by the Securities and Exchange Commission on September 13, 2000. Thereafter, the Company defaulted on certain registration obligations. Any claims related to registration rights will be adjudicated through the bankruptcy proceedings.

PENDING AND THREATENED LITIGATION

The Company has been named as a defendant in certain legal proceedings, principally with regard to the enforcement of contractual obligations for payment for services or products. Moreover, there are other threatened claims of a substantial nature that have been asserted against the Company. All lawsuits have been stayed with respect to the Company as a result of the petition for relief under Chapter 11 of the Bankruptcy Code and will be adjudicated through the bankruptcy proceedings.

STATE TAX RETURNS

The Company has not filed income tax returns for certain states in which it operates. The Company may be subject to certain penalties for late filing, but believes that any obligations related thereto would be de minimus.

EMPLOYMENT AGREEMENTS

The Company had executed various employment agreements. Substantially all of the agreements provide for employment on an "at-will" basis. All such employees have been terminated or resigned due to the Chapter 11 Case. Any claims related to employment agreements will be adjudicated through the bankruptcy proceedings.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. COMMITMENTS AND CONTINGENCIES (continued)

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

On July 31, 2000, negotiations for the sale of MRHM were discontinued and its operations were largely terminated on August 1, 2000. A reduced staff provided for the orderly transition of hosting operations to alternative providers and the windup of development projects. In connection with such termination, the Company recognized the impairment of $290 of fixed assets, various current assets and deposits. MRHM had two office leases, which required minimum lease payments aggregating $1,618 over the next five years. The leases were rejected as part of the bankruptcy proceedings; see further discussion at Notes 2 and 5.

DISPOSITION OF SATELLITE OFFICES

The Company had wireless and dial-up internet service operations in five satellite offices located in Concord and Petaluma, California, Beaumont and Houston, Texas and Salt Lake City, Utah. The satellite offices have incurred substantial losses from operations. During the first quarter of the year ended March 31, 2001, the Board of Directors instructed management to evaluate such offices to determine whether they should be retained and restructured, or sold. The satellite offices had various office leases, which required minimum lease payments aggregating $1,536 over the next five years. Substantially all of the leases were rejected as part of the bankruptcy proceedings, see further discussion in Notes 2 and 5.

Management reached a decision to sell the satellite offices and/or their customer bases; since a sale was not affected in a timely manner, such offices were closed in September and October 2000. A sharply reduced staff was providing for the continuing operation of the interoffice network in order to bill and serve the remaining customers; however, no new customers were being added to the network. The minimal remaining Irvine, California wireless operations and customers were sold to a third party, in an arms-length transaction, during the quarter ended December 31, 2000 for $50. No significant operations remained at March 31, 2001 in any of the Company's satellite offices. During the quarter ended September 30, 2000, the Company recognized an impairment of $1,216 of fixed assets in all the satellite offices in order to approximate their estimated fair value.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. RELATED PARTY TRANSACTIONS

In April and August of 1998, 12,903 and 25,000 shares, respectively, of common stock were issued to J.R. Marple, in exchange for accounting services (see Note
9). The values of these shares at the grant dates were $48 and $152, respectively. J.R. Marple is the son of Jon Marple, the former Chairman of the Board of Directors of the Company.

In July 1998, the Company issued 10,000 common shares valued at $98 to Robert Santore in exchange for web development services. In August 1998, the Company issued 25,000 common shares valued at $100 to Mr. Santore as part of the cost to acquire MRHM (additional shares were issued to an unrelated third party, see further discussion in Note 9). Mr. Santore is the nephew of Mary Blake, the former Vice Chairman of the Board of Directors of the Company.

In February 1999, the Company issued 200,000 shares valued at $500 to JustWebit, an entity in which J.R. Marple has a substantial ownership interest, to acquire various license rights (see Note 4). The Company obtained an independent appraisal supporting the valuation of the acquired assets.

In March 1999, the Company issued 208,000 shares valued at $687 to purchase assets and assume certain liabilities of a company owned by independent third parties. Some of the purchased assets were originally acquired by such company from JustWebit. As a result, the Company assumed a $183 liability the company owed to JustWebit as part of this transaction.

In April 1999, the Company issued to JustWebit 50,000 shares valued at $102 for services. In December of 1999, the Company issued to JustWebit 25,000 shares valued at $247 for services.

The Company incurred $163 and $63 to an affiliate of Robert Santore for services and products during the years ended March 31, 2000 and 1999, respectively.

At March 31, 2000, the Company was owed $98 from JustWebit, a company whose CEO and principal shareholder is J.R. Marple. Of this amount, $50 represents the amount J.R. Marple has agreed to pay to purchase the JustWebit domain name from the Company. Such domain name was acquired in the Webit of Utah purchase during a prior year. Such amount is to be repaid to the Company through the issuance of 84,700 shares of stock of JustWebit, which are traded over-the-counter, having a fair value approximating $50. The remainder represents $31 due to the Company in connection with an acquisition during the year ended March 31, 1999 and $17 cash funds advanced during the year ended March 31, 2000. Such amounts were to be repaid to the Company through the issuance of 68,600 shares of stock of JustWebit, having a fair value approximating $60. Such shares were issued during the year ended March 31, 2001 and are restricted pursuant to Rule 144. The Company has determined the shares to be without value and has written off such balance as of March 31, 2001.

The aforementioned transactions were not conducted on an "arms-length" basis. Accordingly, the amounts tendered by the Company may be in excess of that which would have been negotiated with independent third parties in the ordinary course of business.

12. SUBSEQUENT EVENT - PROPOSED MERGER

The Company is presently negotiating a merger with Norstar Telecommunications, Inc. ("Norstar"). Based on a binding letter of intent ("LOI") executed June 5, 2001, the principal terms of the proposed transaction are as follows: (a) Norstar would be merged into the Company, which would be the surviving entity,
(b) the Company would receive a total of $450 in cash by the closing date, and its largest creditors would own approximately 5% of the post-merger entity, (c) such cash consideration and most of the Company's other assets would be transferred to a third party for the benefit of the Company's creditors, and (d) Norstar stockholders would own the remaining 95% equity interest in the surviving entity.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. SUBSEQUENT EVENT - PROPOSED MERGER (continued)

Under the terms of the LOI, the surviving entity would seek to register with the Securities and Exchange Commission Company stock owned by existing shareholders within six months of the effective date of the proposed merger. Absent such registration, the surviving entity would either (1) issue additional shares to such stockholders or (2) purchase such stock at an agreed-upon (but presently undetermined) price.

The proposed transaction described above is subject to approval by the Bankruptcy Court and execution of a definitive merger agreement.

13. RESTATEMENT OF 1999 CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2000, the consolidated financial statements as of and for the year ended March 31, 1999 were restated to correct the following errors (such restatement was fully reflected in the financial statements filed in the March 31, 2000 Form 10-K) (See Note 15):

During the year ended March 31, 1999, shares of common stock were issued for services, to acquire assets and to settle debts. These shares were originally recorded at a discounted value from the free-trading price of similar shares. The Company restated the value of the shares tendered using the free-trading market price as the basis for all such issuances. Such restatement resulted in additional expense of $1,367 for the year ended March 31, 1999.

During April 1999, 123,000 shares of common stock were issued pursuant to a binding agreement dated March 30, 1999. This transaction had not previously been reflected in the Company's March 31, 1999 consolidated financial statements. This transaction has now been reflected in such financial statements, resulting in additional expense totaling $49 and the recordation of other assets totaling $213.

An error was made in the calculation of the preferred stock beneficial conversion feature. The beneficial conversion feature was overstated by $200. The correct impact of the conversion feature has been reflected in the 1999 financial statements.

The net realizability of LPTV frequency licenses has been reevaluated as of March 31, 1999. Upon such reevaluation, it was determined that these licenses were impaired. As a result, the Company charged the $699 cost of these licenses to operations, resulting in additional expense and a reduction in net assets of $699.

Certain components of property, plant and equipment were written down to their estimated net realizable value as of March 31, 1999, and the depreciable lives of certain asset classifications were shortened, resulting in a charge to operations and a reduction to net property, plant and equipment of $750.

A reserve for uncollectible accounts receivable was not previously recorded in the financial statements. Such reserve has now been recorded, resulting in a charge to operations of $115.

A note receivable recorded in conjunction with an acquisition was deemed uncollectible and was written off, resulting in a charge to operations and a reduction of assets of $208.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. MARCH 31, 2000 PARENT COMPANY FINANCIAL STATEMENTS

The Company has a significant subsidiary, UBN, which accounted for more than 25% of the Company's consolidated net assets as of March 31, 2000 on an absolute basis. Pursuant to UBN's equipment financing and line-of-credit arrangement (see
Note 7), UBN is restricted from dividending or loaning funds to Universal Broadband Networks, Inc. or any of its subsidiaries. Presented below is the unconsolidated condensed balance sheet as of March 31, 2000, and the unconsolidated condensed statements of operations and cash flows for the year then ended, as if the Company had accounted for UBN under the equity method of accounting. Previous periods are not presented as UBN did not have assets or operations prior to March 31, 1999.

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
                                                           =============

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. MARCH 31, 2000 PARENT COMPANY FINANCIAL STATEMENTS (continued)

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
                                                           =============

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. MARCH 31, 2000 PARENT COMPANY FINANCIAL STATEMENTS (continued)

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
                                                           =============

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15. SIGNIFICANT FOURTH-QUARTER ADJUSTMENTS

During the fourth quarter of Fiscal 2001, the Company recorded certain adjusting journal entries to adopt the liquidation basis of accounting. Such adjustments primarily related to a reduction of the estimated net realizable value of certain property and equipment, valued by an independent third party on the liquidation basis of accounting discussed in Notes 1 and 2, and other assets. These entries increased the consolidated net loss by approximately $2,600.

During the fourth quarter of Fiscal 2000, the Company recorded adjusting journal entries primarily related to accruing certain expenses, writing-off certain assets, recording additional fixed asset depreciation and accruing for a loss contingency. These entries increased the consolidated net loss by approximately $3,200 and increased the net loss per common share by $0.18.


16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                           Year Ended March 31, 2001 (1)(2)
                      (In thousands except per share data)

                                                 First      Second       Third
                                                Quarter     Quarter     Quarter
                                               ---------   ---------   ---------

Revenues                                       $    683    $    634    $    327
                                               =========   =========   =========
Revenues less network expenses                 $ (1,655)   $ (2,256)   $   (181)
                                               =========   =========   =========

Net loss per statement of operations           $(12,327)   $(21,825)   $(22,023)
Adjustments (see Note 1)                            (23)     (1,000)         --
                                               ---------   ---------   ---------
Net loss available for common shareholders     $(12,350)   $(22,825)   $(22,023)
                                               =========   =========   =========

Basic and diluted loss per common share        $  (0.60)   $  (1.09)   $  (1.05)
                                               =========   =========   =========

                         Year Ended March 31, 2000 (2),(3)
                      (In thousands except per share data)

                                                 First      Second       Third      Fourth
                                                Quarter     Quarter     Quarter     Quarter
                                               ---------   ---------   ---------   ---------
Revenues                                       $    925    $    740    $    628    $    324
                                               =========   =========   =========   =========
Revenues less network expenses                 $    542    $    114    $   (329)   $ (1,057)
                                               =========   =========   =========   =========

Net loss per statement of operations           $ (2,091)   $ (3,183)   $ (7,120)   $(19,991)
Adjustments (see Note 1)                           (541)        (54)        (51)       (381)
                                               ---------   ---------   ---------   ---------
Net loss available for common shareholders     $ (2,632)   $ (3,237)   $ (7,171)   $(20,372)
                                               =========   =========   =========   =========

Basic and diluted loss per common share        $  (0.16)   $  (0.18)   $  (0.40)   $  (1.12)
                                               =========   =========   =========   =========

(1) The above table for the year ended March 31, 2001 does not include the quarter ended March 31, 2001 because it is presented separately in the financial statements and is on the liquidation basis of accounting. See
     Note 15 for additional information.

     The above net loss available for common shareholders for the second quarter of the year ended March 31, 2001 differs from the amount reported in the Company's September 30, 2000 Form 10-Q/A. As a result of certain warrants issued in connection with the sale of convertible preferred stock (see Note
     9), the previously reported amount increased by approximately $750 ($0.04 per common share).

(2) The above loss per share amounts for each quarter were computed based on the weighted average number of common shares outstanding during each quarter.

(3) Data for the first, second and third quarters of the year ended March 31, 2000 is per the amended 10-Q filings.