Form 10-Q
period 2001-06-30
UNIVERSAL BROADBAND NETWORKS INC
filed 2001-08-13
CIK 925739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                    FORM 10-Q
                               __________________

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                               __________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X /

     As of July 31, 2001 there were 25,344,184 shares of Common Stock outstanding.

================================================================================

                                                INDEX
                                                                                          PAGE NO.
                                                                                          --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Statement of Net Liabilities in Liquidation as of
            June 30, 2001 (unaudited) and March 31, 2001....................................     3

          Consolidated Condensed Statement of Changes in Net Liabilities in Liquidation
           for the three months ended June 30, 2001 (unaudited)............................      4

          Consolidated Condensed Statement of Operations for the three months ended
            June 30, 2000 (unaudited).......................................................     5

          Consolidated Condensed Statement of Cash Flows for the three months ended
            June 30, 2001 (unaudited).......................................................     6

          Consolidated Condensed Statement of Cash Flows for the three months ended
            June 30, 2000 (unaudited).......................................................     7

          Notes to Consolidated Condensed Financial Statements..............................     8

     Item 2.  Management's Discussion and Analysis of Consolidated Financial
          Condition and Results of Operations...............................................    13

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....................     *

PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................    15

     Item 2.  Changes In Securities and Use of Proceeds.....................................    15

     Item 3.  Defaults Upon Senior Securities...............................................    15

     Item 4.  Submission of Matters to a Vote of Security Holders...........................    15

     Item 5.  Other Information.............................................................    15

     Item 6.  Exhibits and Reports on Form 8-K..............................................    15

SIGNATURES...................................................................................   16


* No information provided due to inapplicability of item.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       CONSOLIDATED CONDENSED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)

                                ASSETS

                                                          JUNE 30,     MARCH 31,
                                                            2001         2001
                                                          --------     --------
                                                         (Unaudited)

Cash ...................................................  $   721      $   719
Accounts receivable ....................................       68           72
Prepaid expenses and other assets ......................        3            9
Transmission equipment .................................    1,000        1,000
Frequency licenses and access rights ...................      250          250
                                                          --------     --------
     Total assets in liquidation .......................  $ 2,042      $ 2,050
                                                          --------     --------

                              LIABILITIES

Post-petition accounts payable and accrued liabilities .  $   531      $   245
Liabilities subject to compromise ......................   57,033       57,033
                                                          --------     --------
    Total liabilities in liquidation ...................   57,564       57,278
                                                          --------     --------

Net liabilities in liquidation .........................  $55,522      $55,228
                                                          ========     ========

     See accompanying notes to consolidated condensed financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                       CONSOLIDATED CONDENSED STATEMENT OF
                    CHANGES IN NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                   JUNE 30, 2001
                                                                   -------------

Revenues                                                           $         16
                                                                   -------------
Operating expenses:
Network expenses..........................................                   43
Payroll and related expenses..............................                  144
General and administrative expenses.......................                  369
Other (income) expense....................................                 (246)
                                                                   -------------
        Total operating expenses..........................                  310
                                                                   -------------

Net loss..................................................         $       (294)
                                                                   =============

     See accompanying notes to consolidated condensed financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                   JUNE 30, 2000
                                                                   -------------

Revenues ...................................................       $        683
                                                                   -------------
Operating expenses:
  Network expenses .........................................              2,338
  Payroll and related expenses .............................              2,052
  Selling, general and administrative expenses .............              5,072
  Depreciation and amortization ............................              1,531
                                                                   -------------
     Total operating expenses ..............................             10,993
                                                                   -------------
Operating loss .............................................            (10,310)

  Interest income ..........................................                 33
  Interest expense, including amortization of deferred
    financing costs ........................................             (2,050)
                                                                   -------------
Net loss ...................................................            (12,327)

Preferred stock dividends ..................................                (23)
                                                                   -------------
Net loss applicable to common shareholders .................       $    (12,350)
                                                                   =============

Net loss per share, basic and diluted ......................       $      (0.60)
                                                                   =============
Weighted-average number of shares, basic and diluted .......         20,615,476
                                                                   =============

     See accompanying notes to consolidated condensed financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                   JUNE 30, 2001
Change in net liabilities in liquidation:                          -------------

  Cash ......................................................          $     (2)
  Accounts receivable .......................................                 4
  Prepaid expenses and other current assets .................                 6
  Account payable and accrued liabilities ...................               286
                                                                       ---------

Increase in net liabilities in liquidation ..................               294
Net liabilities in liquidation, March 31, 2001 ..............            55,228
                                                                       --------
Net liabilities in liquidation, June 30, 2001 ...............          $ 55,522
                                                                       ========

     See accompanying notes to consolidated condensed financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
Cash flows used in operating activities:                           JUNE 30, 2000
                                                                   -------------
   Net loss..........................................................$  (12,327)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization.................................     1,531
       Amortization of deferred financing costs......................     1,231
       Stock options and warrants issued as professional expense.....       954
       Stock issued for services.....................................       407
       Accrued interest..............................................       710
       Changes in current assets and liabilities.....................
           Accounts receivable.......................................       (28)
           Prepaid expenses and other current assets.................       255
           Other assets..............................................        75
           Account payable and accrued liabilities...................     1,407
           Accrued payroll, benefits and related costs...............        83
                                                                     -----------
   Net cash used in operating activities.............................    (5,702)
                                                                     -----------

Cash flows used in investing activities:
   Purchases of fixed assets.........................................    (1,189)
                                                                     -----------
   Net cash used in investing activities.............................    (1,189)
                                                                     -----------

Cash flows provided by financing activities:
   Borrowings of short-term debt.....................................     1,000
   Borrowings of long-term debt......................................     5,250
   Repayment of capital leases.......................................      (177)
                                                                     -----------
   Net cash provided by financing activities.........................     6,073
                                                                     -----------

 Net decrease in cash................................................      (818)
 Cash at beginning of period.........................................     1,176
                                                                     -----------
 Cash at end of period...............................................$      358
                                                                     ===========

Supplemental schedule of non-cash investing and financing activities:
   Increase of liabilities relating to asset purchases...............$    6,899
                                                                     ===========
   Issuance of warrants in conjunction with financing arrangements...$    2,706
                                                                     ===========
   Preferred stock dividends paid in common stock....................$      162
                                                                     ===========

Other disclosures:
   Cash paid during the period for interest..........................$       94
                                                                     ===========

     See accompanying notes to consolidated condensed financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

Universal Broadband Networks, Inc. operated through several wholly-owned subsidiaries (collectively the "Company"): IJNT, Inc. ("IJNT"), Ubee Network Enterprises, Inc. ("UBEE"), Access Communications, Inc. ("Access"), Webit of Utah, Inc. ("Webit"), UrJet Backbone Network, Inc. ("UBN"), Man Rabbit House Multimedia, Inc. ("MRHM"), GIjargon.com ("GI"), and Global Broadband Services, Inc. ("Global"). Some subsidiaries were inactive, including Access, Webit, GI and Global. The accompanying consolidated condensed financial statements include the accounts of Universal Broadband Networks, Inc. and the aforementioned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

LIQUIDATION BASIS OF ACCOUNTING

On October 31, 2000 (the "Petition Date"), the Company and four of its wholly-owned subsidiaries filed a voluntary petition for relief (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See Note 2 for additional information.

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at June 30, 2001, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after June 30, 2001 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION (CONTINUED)

The accompanying consolidated condensed statements of operations and of cash flows for the three months ended June 30, 2000 have been prepared in accordance with GAAP applicable to a going concern prior to adoption of the liquidation basis of accounting. Except as discussed in the preceding paragraph, GAAP assumes that assets will be realized and liabilities will be discharged in the ordinary course of business.

As a result of the Chapter 11 Case and management's decision to liquidate the Company, the realization of assets and liquidation of liabilities is now subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value (net of estimated known disposition costs) at June 30, 2001. Such values could differ materially from amounts ultimately realized in the future as Company completes its liquidation. In the Chapter 11 Case, all of the Company's liabilities as of the Petition Date are considered subject to compromise (including the entire amount of secured claims which may be undersecured).

Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying June 30, 2001 consolidated condensed statement of net liabilities in liquidation.

Generally, actions to enforce or otherwise effect repayment of pre-chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Pre-petition liabilities reflected in the accompanying consolidated condensed statement of net liabilities in liquidation (see Note 2) are principally based on these bankruptcy schedules. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated, and will be either amicably resolved or adjudicated by the Bankruptcy Court. Such claims do not necessarily encompass the universe of claimants, nor the amount of each claim that may be asserted against the Company in the bankruptcy proceedings. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Since management has abandoned any expectation of reorganizing the Company, Statement of Position No. 90-7, "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE," is no longer mandatory under GAAP.

The accompanying consolidated condensed statement of net liabilities in liquidation at June 30, 2001, the consolidated condensed statement of changes in net liabilities in liquidation for the three months ended June 30, 2001, the consolidated condensed statement of operations for the three month period ended June 30, 2000, and the consolidated condensed statements of cash flows for the three month periods ended June 30, 2001 and 2000 are unaudited. These financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments which (except as described in Note 2) are only of a normal recurring nature and which are necessary for a fair presentation of the consolidated net liabilities in liquidation, financial position, and results of operations for such periods. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 11, 2001.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Due to the Company's Chapter 11 Case and the adoption of the liquidation basis of accounting, the Company does not believe that recent accounting pronouncements will have a material effect on the accompanying consolidated condensed financial statements.

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

The Company's bankruptcy filing resulted in non-payment of various debt amounts, as discussed in the Company's Form 10-K, filed with the SEC on July 11, 2001. Because of the combination of such defaults and cross-default provisions included in the Company's other debt agreements and in certain lease agreements, substantially all of the Company's indebtedness is in default and is now due and payable. Any repayment of such indebtedness will be the subject of the Company's Chapter 11 Case.

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code.

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The June 30, 2001 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

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

LIABILITIES SUBJECT TO COMPROMISE

The June 30, 2001 balances of unsecured and undersecured pre-petition liabilities that became subject to compromise on October 31, 2000 are as follows:

Secured vendor financing (Note 4)                          $      13,188
Estimated lease and contract rejection costs                       7,846
Accounts payable                                                   9,441
Obligations under capital leases                                   2,642
Accrued payroll and related expenses                                 298
Unsecured short-term debt                                         23,618
                                                           --------------
       Total liabilities subject to compromise             $      57,033
                                                           ==============

3.   LOSS PER COMMON SHARE

Basic loss per common share for the three months ended June 30, 2000 is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase that are outstanding during the period. For the three months ended June 30, 2000, net loss applicable to common shareholders has been increased for the effect of the preferred stock dividends. Diluted loss per common share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Common shares issuable upon conversion of preferred stock and convertible debt and the exercise of outstanding warrants and stock options have been excluded from the loss-per-share computation because their effect would be antidilutive.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.    EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") that provided for a line-of-credit of up to $7,000 ("Tranche A") as well as a term loan of up to $37,000 ("Tranche B"). See further discussion and details in the Company's Form 10-K for the year ended March 31, 2001, filed with the SEC on July 11, 2001.

The estimated net realizable value of the transmission equipment that is collateral for the above agreement was valued at $1,000 based in part on an independent third-party valuation, effective March 31, 2001. The Company believes such value has not significantly changed as of June 30, 2001.

The June 30, 2001 liability amounts set forth below have been classified as liabilities subject to compromise in the accompanying statement of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

A summary of the borrowings under the Agreement follows for June 30, 2001 and March 31, 2001:

          Tranche A                       $     4,089
          Tranche B                            13,188
                                          ------------

          Total                           $    17,277
                                          ============

5.       COMMITMENTS AND CONTINGENCIES

PROPOSED MERGER

As previously disclosed in Form 10-K filed with the SEC on July 11, 2001, the Company is presently negotiating a merger with Norstar Telecommunications, Inc. ("Norstar"). As of June 30, 2001, the Company has received $50 cash under terms of this agreement.

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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

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

BANKRUPTCY FILING AND RELATED MATTERS

On October 31, 2000 (the "Petition Date"), Universal Broadband Networks, Inc. and four of its wholly-owned subsidiaries (collectively the "Company") filed a voluntary petition for relief (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See Notes 1 and 2 of the Consolidated Condensed Financial Statements for additional information.

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at June 30, 2001, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after June 30, 2001 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

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

In addition, the Company has defaulted on certain indebtedness. See "Part II -
Item 3 - Defaults Upon Senior Securities."

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

A comparison of the results of operations between fiscal periods would not be helpful to investors due to the Chapter 11 filing. The Company's operations have been suspended since October 2000. In addition, as discussed above, the Company has implemented liquidation-basis accounting effective December 31, 2000 and for periods subsequent to that date.

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying June 30, 2001 statement of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned statement of net liabilities in liquidation.

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The June 30, 2001 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

LIQUIDITY AND CAPITAL RESOURCES

As previously mentioned, the Company is operating as a debtor-in-possession under the provisions of Chapter 11 of the Bankruptcy Code. The Company has sufficient cash reserves to continue to operate on a limited basis pending the final outcome of the Chapter 11 Case.

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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Under terms of the secured financing agreement with Nortel, monthly payments of $1.1 million each in principal and interest under Tranche B were due and payable on April 1, May 1 and June 1, 2001. As previously disclosed, the Company did not make the payments on any of their credit agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(1)      Exhibits:

           None

(2)      Reports on Form 8-K:

           None

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 10, 2001

                                          UNIVERSAL BROADBAND NETWORKS, INC.

                                          /S/ BRANDON POWELL
                                          --------------------------------------
                                          Brandon Powell
                                          Executive Vice President and Secretary