Form 10-Q
period 2001-09-30
UNIVERSAL BROADBAND NETWORKS INC
filed 2001-11-13
CIK 925739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------


       /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     As of November 11, 2001 there were 25,344,184 shares of Common Stock outstanding.

================================================================================

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)

                             (DEBTOR-IN-POSSESSION)


                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Condensed Statements of Net Liabilities in Liquidation as of
       September 30, 2001 (unaudited) and March 31, 2001..................     3

     Consolidated Condensed Statements of Changes in Net Liabilities in
       Liquidation for the three and six months ended September 30, 2001
       (unaudited).......................................................      4

     Consolidated Condensed Statements of Operations for the three and six
       months ended September 30, 2000 (unaudited)........................     5

     Consolidated Condensed Statement of Cash Flows for the six months ended
       September 30, 2001 (unaudited).....................................     6

     Consolidated Condensed Statement of Cash Flows for the six months ended
       September 30, 2000 (unaudited).....................................     7

     Notes to Consolidated Condensed Financial Statements.................     9

Item 2.  Management's Discussion and Analysis of Consolidated Financial
     Condition and Results of Operations..................................    14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........     *


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings................................................    16

Item 2.  Changes In Securities and Use of Proceeds........................    16

Item 3.  Defaults Upon Senior Securities..................................    16

Item 4.  Submission of Matters to a Vote of Security Holders..............    16

Item 5.  Other Information................................................    16

Item 6.  Exhibits and Reports on Form 8-K.................................    16


SIGNATURES................................................................    17






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

                             (DEBTOR-IN-POSSESSION)

                          PART I--FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


       CONSOLIDATED CONDENSED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)


                                     ASSETS

                                                        SEPTEMBER 30,  MARCH 31,
                                                            2001         2001
                                                          --------     --------
                                                        (Unaudited)

Cash .................................................    $   560      $   719
Accounts receivable ..................................         68           72
Prepaid expenses and other assets ....................          3            9
Transmission equipment ...............................      1,000        1,000
Frequency licenses and access rights .................        250          250
                                                          --------     --------
     Total assets in liquidation .....................    $ 1,881      $ 2,050
                                                          ========     ========



                              LIABILITIES


Post-petition accounts payable and accrued liabilities    $   670      $   245
Liabilities subject to compromise ....................     57,033       57,033
                                                          --------     --------
    Total liabilities in liquidation .................     57,703       57,278
                                                          --------     --------

 Net liabilities in liquidation ......................    $55,822      $55,228
                                                          ========     ========

     See accompanying notes to consolidated condensed financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)

                             (DEBTOR-IN-POSSESSION)



                       CONSOLIDATED CONDENSED STATEMENTS OF
                    CHANGES IN NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                           FOR THE THREE         FOR THE SIX
                                            MONTHS ENDED        MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                           -------------        -------------
                                               2001                 2001
                                               ----                 ----

Revenues                                   $          1         $         17
                                           -------------        -------------
Operating expenses:
Network expenses........................              9                   52
Payroll and related expenses............            122                  266
General and administrative expenses.....            190                  559
Other (income) expense..................            (20)                (266)
                                           -------------        -------------
        Total operating expenses........            301                  611
                                           -------------        -------------

Net loss................................   $       (300)        $       (594)
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


       UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)

                                  (DEBTOR-IN-POSSESSION)


                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (GOING CONCERN BASIS)
                                        (UNAUDITED)



                                                            FOR THE THREE       FOR THE SIX
                                                             MONTHS ENDED      MONTHS ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                            -------------      -------------
                                                                2001               2001
                                                                ----               ----
Revenues .............................................      $        634       $      1,317
                                                            -------------      -------------
Operating expenses:
  Network expenses ...................................             2,890              5,228
  Payroll and related expenses .......................             1,733              3,785
  Selling, general and administrative expenses .......             4,390              9,461
  Depreciation and amortization ......................             1,240              2,770
                                                            -------------      -------------
     Total operating expenses ........................            10,253             21,244
                                                            -------------      -------------
Operating loss .......................................            (9,619)           (19,927)

  Interest income ....................................                16                 48
  Interest expense, including amortization of deferred
    financing costs ..................................            (1,254)            (3,305)
                                                            -------------      -------------
Loss before reorganization items .....................           (10,857)           (23,184)

Reorganization items .................................           (10,968)           (10,968)
                                                            -------------      -------------
Net loss .............................................      $    (21,825)      $    (34,152)

Preferred stock dividends ............................                 -                (23)
                                                            -------------      -------------
Net loss applicable to common shareholders ...........      $    (21,825)      $    (34,175)
                                                            =============      =============

Net loss per share, basic and diluted ................      $      (1.04)      $      (1.64)
                                                            =============      =============
Weighted-average number of shares, basic and diluted .        20,960,323         20,794,140
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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)

                             (DEBTOR-IN-POSSESSION)


                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
Change in net liabilities in liquidation:                          2001
                                                                   ----
   Cash...................................................   $         159
   Accounts receivable....................................               4
   Prepaid expenses and other current assets..............               6
   Account payable and accrued liabilities................             425
                                                              -------------

 Increase in net liabilities in liquidation...............             594
 Net liabilities in liquidation, March 31, 2001...........          55,228
                                                              -------------
 Net liabilities in liquidation, September 30, 2001.......    $     55,822
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


       UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)

                                  (DEBTOR-IN-POSSESSION)


                      CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (AMOUNTS IN THOUSANDS)
                                   (GOING CONCERN BASIS)
                                        (UNAUDITED)

                                                                             FOR THE SIX
                                                                             MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                             -------------
Cash flows used in operating activities:                                         2000
                                                                                 ----
   Net loss..............................................................   $     (34,152)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Reorganization items..............................................           9,525
       Depreciation and amortization.....................................           2,770
       Amortization and direct write-off of deferred financing costs.....           5,660
       Stock options and warrants issued as professional expense.........           1,101
       Stock issued for services.........................................             554
       Accrued interest..................................................             821
       Provision for doubtful accounts...................................             260
       Changes in current assets and liabilities.........................
           Accounts receivable...........................................            (297)
           Prepaid expenses and other current assets.....................             108
           Other assets..................................................            (314)
           Account payable and accrued liabilities.......................            (995)
           Accrued payroll, benefits and related costs...................              40
                                                                             -------------
   Net cash used in operating activities.................................         (14,919)
                                                                             -------------

Cash flows used in investing activities:
   Purchases of fixed assets.............................................          (1,360)
                                                                             -------------
   Net cash used in investing activities.................................          (1,360)
                                                                             -------------

Cash flows provided by financing activities:
   Borrowings of short-term debt.........................................          19,545
   Repayment of short-term debt..........................................          (4,000)
   Repayment of capital lease obligations................................            (375)
   Proceeds from exercise of warrants....................................             225
   Proceeds from sale of preferred stock, net............................             834
   Proceeds from sale of common stock, net...............................             450
                                                                             -------------

   Net cash provided by financing activities.............................          16,679
                                                                             -------------

 Net increase in cash....................................................             400
 Cash at beginning of period.............................................           1,176
                                                                             -------------
 Cash at end of period...................................................    $      1,576
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


       UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)

                                  (DEBTOR-IN-POSSESSION)


                      CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (AMOUNTS IN THOUSANDS)
                                   (GOING CONCERN BASIS)
                                        (UNAUDITED)



                                                                             FOR THE SIX
                                                                             MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                             -------------
                                                                                 2000
                                                                                 ----
Supplemental schedule of non-cash investing and financing activities:
   Increase of liabilities relating to asset purchases.....................  $      8,131
                                                                             =============
   Issuance of warrants in conjunction with financing arrangements.........  $      2,985
                                                                             =============
   Issuance of warrants in conjunction with preferred stock................  $      2,978
                                                                             =============
   Beneficial conversion feature of preferred stock........................  $        249
                                                                             =============

   Preferred stock dividends paid in common stock..........................  $        162
                                                                             =============

Other disclosures:
   Cash paid during the period for interest................................  $        176
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

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at September 30, 2001 and March 31, 2001, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after September 30, 2001 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)

                             (DEBTOR-IN-POSSESSION)


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION (CONTINUED)

The accompanying consolidated condensed statements of operations for the three and six months ended September 30, 2000 and the consolidated condensed statement of cash flows for the six months ended September 30, 2000 have been prepared in accordance with GAAP applicable to a going concern prior to adoption of the liquidation basis of accounting. Except as discussed in the preceding paragraph, GAAP assumes that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 Case and management's decision to liquidate the Company, the realization of assets and liquidation of liabilities is now subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value (net of estimated known disposition costs) at September 30, 2001 and March 31, 2001. Such values could differ materially from amounts ultimately realized in the future as Company completes its liquidation. In the Chapter 11 Case, all of the Company's liabilities as of the Petition Date are considered subject to compromise (including the entire amount of secured claims which may be undersecured).

Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying September 30, 2001 and March 31, 2001 consolidated condensed statements of net liabilities in liquidation.

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

The accompanying consolidated condensed statement of net liabilities in liquidation at September 30, 2001, the consolidated condensed statement of changes in net liabilities in liquidation for the three and six months ended September 30, 2001, the consolidated condensed statement of operations for the three and six months ended September 30, 2000, and the consolidated condensed statements of cash flows for the six month periods ended September 30, 2001 and 2000 are unaudited. These financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments which (except as described in Note 2) are only of a normal recurring nature and which are necessary for a fair presentation of the consolidated net liabilities in liquidation, financial position, and results of operations for such periods. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 11, 2001.

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

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The September 30, 2001 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

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

LIABILITIES SUBJECT TO COMPROMISE

The September 30, 2001 balances of unsecured and undersecured pre-petition liabilities that became subject to compromise on October 31, 2000 are as follows:

          Secured vendor financing (Note 4)                          $13,188
          Estimated lease and contract rejection costs                 7,846
          Accounts payable                                             9,441
          Obligations under capital leases                             2,642
          Accrued payroll and related expenses                           298
          Unsecured short-term debt                                   23,618
                                                                     --------
                 Total liabilities subject to compromise             $57,033
                                                                     ========


3.   LOSS PER COMMON SHARE

Basic loss per common share for the three and six months ended September 30, 2000 is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase that are outstanding during the period. For the six months ended September 30, 2000, net loss applicable to common shareholders has been increased for the effect of the preferred stock dividends. Diluted loss per common share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Common shares issuable upon conversion of preferred stock and convertible debt and the exercise of outstanding warrants and stock options have been excluded from the loss-per-share computation because their effect would be antidilutive.

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

The estimated net realizable value of the transmission equipment that is collateral for the above agreement was valued at $1,000 based in part on an independent third-party valuation, effective March 31, 2001. The Company believes such value has not significantly changed as of September 30, 2001.

The September 30, 2001 liability amounts set forth below have been classified as liabilities subject to compromise in the accompanying statement of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

A summary of the borrowings under the Agreement follows for September 30, 2001 and March 31, 2001:

          Tranche A                                    $     4,089
          Tranche B                                         13,188
                                                       ------------

          Total                                        $    17,277
                                                       ============


5.       COMMITMENTS AND CONTINGENCIES

As previously disclosed in Form 10-K filed with the SEC on July 11, 2001, the Company had been negotiating a merger with Norstar Telecommunications, Inc. ("Norstar"). During the quarter ended June 30, 2001, the Company received an initial non-refundable deposit of $50 cash under terms of a binding Letter of Intent ("LOI"). However, Norstar has breached such LOI by indicating that it will not go forward with the merger.

The Company is presently seeking another party for a merger agreement. Any proposed transaction relating to a merger agreement that may be negotiated in the future is subject to approval by the Bankruptcy Court and execution of a definitive merger agreement.

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

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at September 30, 2001 and March 31, 2001, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after September 30, 2001 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

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

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying September 30, 2001 and March 31, 2001 statements of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned statement of net liabilities in liquidation.

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The September 30, 2001 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)

                             (DEBTOR-IN-POSSESSION)


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On the Petition Date, the Company filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. For more information, see Note 2 ("Bankruptcy Case and Related Matters") to the accompanying consolidated condensed financial statements.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Under terms of the secured financing agreement with Nortel, monthly payments of $1.1 million each in principal and interest under Tranche B were due and payable monthly between April 1, 2001 and September 1, 2001. As previously disclosed, the Company did not make the payments on any of their credit agreements.

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

Dated:   November 12, 2001

                                          UNIVERSAL BROADBAND NETWORKS, INC.



                                          /S/ BRANDON POWELL
                                          --------------------------------------
                                          Brandon Powell
                                          Executive Vice President and Secretary