Form 10-Q
period 2001-12-31
UNIVERSAL BROADBAND NETWORKS INC
filed 2002-02-14
CIK 925739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 399-0780

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

         As of February 11, 2002 there were 25,344,184 shares of Common Stock outstanding.

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

     Item 1.  Financial Statements

          Consolidated Condensed Statements of Net Liabilities
            in Liquidation as of December 31, 2001 (unaudited)
            and March 31, 2001.....................................          3

          Consolidated Condensed Statements of Changes in Net
           Liabilities in Liquidation for the three and nine
           months ended December 31, 2001 (unaudited)..............          4

          Consolidated Condensed Statements of Operations for
            the three and nine months ended December 31, 2000
            (unaudited)............................................          5

          Consolidated Condensed Statement of Cash Flows for
            the nine months ended December 31, 2001
            (unaudited)............................................          6

          Consolidated Condensed Statement of Cash Flows for
            the nine months ended December 31, 2000
            (unaudited)............................................          7

          Notes to Consolidated Condensed Financial Statements.....          9

     Item 2.  Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations............         15

     Item 3.  Quantitative and Qualitative Disclosure About
                Market Risk........................................          *

PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings....................................         17

     Item 2.  Changes In Securities and Use of Proceeds............         17

     Item 3.  Defaults Upon Senior Securities......................         17

     Item 4.  Submission of Matters to a Vote of Security Holders..         17

     Item 5.  Other Information....................................         17

     Item 6.  Exhibits and Reports on Form 8-K.....................         17

SIGNATURES.........................................................         18

* No information provided due to inapplicability of item.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       CONSOLIDATED CONDENSED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)

                                     ASSETS

                                                         DECEMBER 31,  MARCH 31,
                                                             2001         2001
                                                           --------     --------
                                                         (Unaudited)

Cash .....................................................   $   472    $   719
Accounts receivable ......................................        68         72
Receivable from Nortel ...................................       168          -
Prepaid expenses and other assets ........................         3          9
Transmission equipment (Note 4) ..........................         -      1,000
Frequency licenses and access rights .....................       250        250
                                                             --------   --------
     Total assets in liquidation .........................   $   961    $ 2,050
                                                             ========   ========

                                   LIABILITIES

Post-petition accounts payable and accrued liabilities ...   $   773    $   245
Liabilities subject to compromise ........................    54,233     57,033
                                                             --------   --------
    Total liabilities in liquidation .....................    55,006     57,278
                                                             --------   --------

 Net liabilities in liquidation ..........................   $54,045    $55,228
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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED CONDENSED STATEMENTS OF
                    CHANGES IN NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                                 FOR THE THREE    FOR THE NINE
                                                 MONTHS ENDED     MONTHS ENDED
                                                 DECEMBER 31,     DECEMBER 31,
                                                     2001             2001
                                                   --------         --------

Revenues .................................         $     0          $    17
                                                   --------         --------
Operating expenses:
Network expenses .........................               4               56
Payroll and related expenses .............              83              349
General and administrative expenses ......             111              670
Gain on liquidation of equipment .........          (1,968)          (1,968)
Other (income) expense ...................              (7)            (273)
                                                   --------         --------
        Total operating expenses .........          (1,777)          (1,166)
                                                   --------         --------

Net income ...............................         $ 1,777          $ 1,183
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

    UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                               (DEBTOR-IN-POSSESSION)

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                (GOING CONCERN BASIS)
                                     (UNAUDITED)

                                                         FOR THE THREE   FOR THE NINE
                                                         MONTHS ENDED    MONTHS ENDED
                                                         DECEMBER 31,    DECEMBER 31,
                                                             2000            2000
                                                             ----            ----
Revenues .............................................   $        327    $      1,644
                                                         -------------   -------------
Operating expenses:
  Network expenses ...................................            517           5,744
  Payroll and related expenses .......................          1,281           5,248
  Selling, general and administrative expenses .......            879           6,972
  Depreciation and amortization ......................            680           3,451
                                                         -------------   -------------
     Total operating expenses ........................          3,357          21,415
                                                         -------------   -------------
Operating loss .......................................         (3,030)        (19,771)

  Interest income ....................................             15              64
  Interest expense, including amortization of
    deferred financing costs .........................           (367)         (6,859)
                                                         -------------   -------------
Loss before reorganization items .....................         (3,382)        (26,566)

Reorganization items .................................        (18,649)        (29,115)
                                                         -------------   -------------
Net loss .............................................   $    (22,031)   $    (55,681)

Preferred stock dividends ............................              -             (23)
Preferred stock beneficial conversion feature ........              -            (249)
                                                         -------------   -------------
Net loss applicable to common shareholders ...........   $    (22,031)   $    (55,953)
                                                         =============   =============

Net loss per share, basic and diluted ................   $      (1.05)   $      (2.69)
                                                         =============   =============
Weighted-average number of shares, basic and diluted .     20,960,323      20,794,140
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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                                          FOR THE NINE
                                                          MONTHS ENDED
                                                          DECEMBER 31,
                                                          ------------
                                                              2001
                                                              ----
Change in net liabilities in liquidation:
   Cash ................................................   $    247
   Accounts receivable .................................          4
   Receivable from Nortel ..............................       (168)
   Prepaid expenses and other current assets ...........          6
   Transmission equipment ..............................      1,000
   Liabilities subject to compromise ...................     (2,800)
   Post petition account payable and accrued liabilities        528
                                                           ---------

 Decrease in net liabilities in liquidation ............     (1,183)
 Net liabilities in liquidation, March 31, 2001 ........     55,228
                                                           ---------
 Net liabilities in liquidation, December 31, 2001 .....   $ 54,045
                                                           =========

     See accompanying notes to consolidated condensed financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                    FOR THE NINE
                                                                    MONTHS ENDED
                                                                    DECEMBER 31,
                                                                    ------------
                                                                        2000
                                                                        ----
Cash flows used in operating activities:
   Net loss .......................................................    $(55,681)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Reorganization items .......................................      19,150
       Depreciation and amortization ..............................       3,451
       Amortization and direct write-off of deferred financing
         costs ....................................................       5,660
       Stock options and warrants issued as professional
         expense ..................................................       1,365
       Stock issued for services ..................................         554
       Accrued interest ...........................................       1,181
       Accrued lease and contract rejection costs .................       7,846
       Provision for doubtful accounts ............................         260
       Changes in current assets and liabilities
           Accounts receivable ....................................        (270)
           Prepaid expenses and other current assets ..............         622
           Other assets ...........................................          91
           Account payable and accrued liabilities ................         676
           Accrued payroll, benefits and related costs ............        (336)
                                                                       ---------
   Net cash used in operating activities ..........................     (15,431)
                                                                       ---------

Cash flows used in investing activities:
   Purchases of fixed assets ......................................      (1,512)
                                                                       ---------
   Net cash used in investing activities ..........................      (1,512)
                                                                       ---------

Cash flows provided by financing activities:
   Borrowings of short-term debt ..................................      19,545
   Repayment of short-term debt ...................................      (4,000)
   Repayment of capital lease obligations .........................        (408)
   Proceeds from exercise of warrants .............................         225
   Proceeds from sale of preferred stock, net .....................         834
   Proceeds from sale of common stock, net ........................         450
                                                                       ---------

   Net cash provided by financing activities ......................      16,646
                                                                       ---------

 Net decrease in cash .............................................        (297)
 Cash at beginning of period ......................................       1,176
                                                                       ---------
 Cash at end of period ............................................    $    879
                                                                       =========

     See accompanying notes to consolidated condensed financial statements.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                    FOR THE NINE
                                                                    MONTHS ENDED
                                                                    DECEMBER 31,
                                                                    ------------
                                                                        2000
                                                                        ----

Supplemental schedule of non-cash investing and financing activities:
  Increase of liabilities relating to asset purchases ................  $ 8,131
                                                                        ========
  Issuance of warrants in conjunction with financing arrangements ....  $ 2,985
                                                                        ========
  Issuance of warrants in conjunction with preferred stock ...........  $ 2,978
                                                                        ========
  Beneficial conversion feature of preferred stock ...................  $   249
                                                                        ========

  Preferred stock dividends paid in common stock .....................  $   162
                                                                        ========

Other disclosures:
  Cash paid during the period for interest ...........................  $   176
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

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at December 31, 2001 and March 31, 2001, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after December 31, 2001 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION (CONTINUED)

The accompanying consolidated condensed statements of operations for the three and nine months ended December 31, 2000 and the consolidated condensed statement of cash flows for the nine months ended December 31, 2000 have been prepared in accordance with GAAP applicable to a going concern prior to adoption of the liquidation basis of accounting. Except as discussed in the preceding paragraph, GAAP assumes that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 Case and management's decision to liquidate the Company, the realization of assets and liquidation of liabilities is now subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value (net of estimated known disposition costs) at December 31, 2001 and March 31, 2001. Such values could differ materially from amounts ultimately realized in the future as Company completes its liquidation. In the Chapter 11 Case, all of the Company's liabilities as of the Petition Date are considered subject to compromise (including the entire amount of secured claims which may be undersecured).

Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying December 31, 2001 and March 31, 2001 consolidated condensed statements of net liabilities in liquidation.

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

The accompanying consolidated condensed statement of net liabilities in liquidation at December 31, 2001, the consolidated condensed statements of changes in net liabilities in liquidation for the three and nine months ended December 31, 2001, the consolidated condensed statements of operations for the three and nine months ended December 31, 2000, and the consolidated condensed statements of cash flows for the nine month periods ended December 31, 2001 and 2000 are unaudited. These financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments which (except as described in Note 2) are only of a normal recurring nature and which are necessary for a fair presentation of the consolidated net liabilities in liquidation, financial position, and results of operations for such periods. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 11, 2001.

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

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The December 31, 2001 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. BANKRUPTCY CASE AND RELATED MATTERS (CONTINUED)

TRADING MARKET

The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfies the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock began being quoted on the "Pink Sheets" penny stock bulletins; such market is not sponsored or supported by the Company. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock. Notwithstanding this market activity, the Company believes that its outstanding shares of common stock currently have nominal value.

LIABILITIES SUBJECT TO COMPROMISE

The December 31, 2001 balances of unsecured and undersecured pre-petition liabilities that became subject to compromise on October 31, 2000 are as follows:

         Secured vendor financing (Note 4)                        $     13,188
         Estimated lease and contract rejection costs                    7,846
         Accounts payable                                                9,441
         Obligations under capital leases                                2,642
         Accrued payroll and related expenses                              298
         Unsecured short-term debt                                      20,818
                                                                  -------------
            Total liabilities subject to compromise               $     54,233
                                                                  =============

3. LOSS PER COMMON SHARE

Basic loss per common share for the three and nine months ended December 31, 2000 is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase that are outstanding during the period. For the nine months ended December 31, 2000, net loss applicable to common shareholders has been increased for the effect of the preferred stock dividends. Diluted loss per common share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. Common shares issuable upon conversion of preferred stock and convertible debt and the exercise of outstanding warrants and stock options have been excluded from the loss-per-share computation because their effect would be antidilutive.

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

The estimated net realizable value of the transmission equipment that is collateral for the above agreement was valued at $1,000 based in part on an independent third-party valuation, effective March 31, 2001. See discussion below regarding the liquidation of such equipment.

On December 20, 2001, the Bankruptcy Court approved an order effectively disposing of the Nortel equipment via a nonjudicial foreclosure conducted by Nortel Networks, Inc. (Nortel), a significant creditor in the Chapter 11 Case. Under such agreement, the Company received $168 in cash and a reduction of the liabilities owed Nortel in an amount no less than $2,800. Such cash was received subsequently on February 5, 2002. The Company has accounted for the agreement as a disposition of the Nortel equipment for $2,968 resulting in a gain on liquidation of equipment in the amount of $1,968.

The December 31, 2001 liability amounts set forth below have been classified as liabilities subject to compromise in the accompanying statement of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

A summary of the borrowings under the Agreement follows for December 31, 2001 and March 31, 2001:

                                          DECEMBER 31,          MARCH 31,
                                              2001                2001
                                           ---------            ---------
                                          (Unaudited)

     Tranche A.......................    $      1,289         $      4,089
     Tranche B.......................          13,188               13,188
                                         -------------        -------------
          Total......................    $     14,477         $     17,277
                                         =============        =============

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

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

The Company is presently negotiating a merger with Clothing Source of California, Inc. (Clothing Source). Based on an Agreement and Plan of Merger (Agreement) executed on November 26, 2001, the principal terms of the proposed merger are as follows: (a) Clothing Source would be merged into the Company, which would be the surviving entity, (b) the Company would receive a total of $115 in cash ($50 within 10 days of execution of the Agreement and $65 by 10 days prior to the closing), and its largest creditors would own approximately 15% of the surviving entity, (c) such cash consideration and most of the Company's other assets would be transferred to a third party for the benefit of the Company's creditors, and (d) Clothing Source's stockholders would own the remaining 85% of the surviving entity. The Agreement also requires the surviving entity to undertake certain future registrations of Company securities. The Company has not received the initial payment of $50 as of February 14, 2002.

The proposed merger is subject to approval of the Bankruptcy Court.

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

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at December 31, 2001 and March 31, 2001, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after December 31, 2001 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

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

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying December 31, 2001 and March 31, 2001 statements of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned statement of net liabilities in liquidation.

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The December 31, 2001 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Under terms of the secured financing agreement with Nortel, monthly payments of $1.1 million each in principal and interest under Tranche B were due and payable monthly between April 1, 2001 and December 1, 2001. As previously disclosed, the Company did not make the payments on any of their credit agreements.

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

Dated:   February 14, 2002

                                         UNIVERSAL BROADBAND NETWORKS, INC.

                                         /S/ BRANDON POWELL
                                         --------------------------
                                         Brandon Powell
                                         Executive Vice President and Secretary