Form 10-K
period 2002-03-31
UNIVERSAL BROADBAND NETWORKS INC
filed 2002-07-01
CIK 925739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the fiscal year ended March 31, 2002
                                       or

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

                          2030 Main Street, Suite 1300
                            Irvine, California 92614
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (949) 260-4729

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
      -------------------                              -------------------
  Common Stock $.001 par value                                 None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the $0.002 closing sales price of its Common Stock on June 15, 2002 on the Over the Counter Bulletin Board approximated $50,600.

         The number of shares of Common Stock outstanding as of June 15, 2002 was 25,346,849.

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

         As of June 2000, we had completed installation of the primary components of our high-capacity Nortel DMS-500 switch ("transmission equipment") at our Los Angeles network operations center and a redundant Internet protocol ("IP") core and asynchronous transport mode ("ATM") network, completed co-location site selection and applications for our Los Angeles market build, hired an experienced telecommunications operations group, built our customer care center, completed phase one of our back office operating support systems, and secured a substantial equipment financing arrangement with Nortel Networks, Inc. In addition, as of June 2000, we had leased or acquired access to fiber routes co-location facilities in and between a number of major western cities, including Los Angeles, San Francisco, San Jose, Seattle, Salt Lake City, Dallas and Houston. As of June 2000, we had competitive local exchange carrier, or CLEC, operating authority or pending applications in all states within the western United States region.

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

         In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at March 31, 2002 and 2001, assets have been reported at estimated net realizable value (with an allowance for estimated known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Notes 1 and 2 of the accompanying Consolidated Financial Statements. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after March 31, 2002 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

         In the Chapter 11 Case, all of the Company's liabilities as of the Petition Date are considered subject to compromise under a plan of liquidation (including the entire amount of secured claims which may be undersecured). Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying March 31, 2002 and 2001 consolidated statements of net liabilities in liquidation.

         Generally, actions to enforce or otherwise effect repayment of pre-chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Pre-petition liabilities reflected in the accompanying March 31, 2002 and 2001 consolidated statements of net liabilities in liquidation are principally based on these bankruptcy schedules. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated, and will be either amicably resolved or adjudicated by the Bankruptcy Court. Such claims do not necessarily encompass the universe of claimants, nor the amount of each claim that may be asserted against the Company in the bankruptcy proceedings. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

         In the Chapter 11 Case, the Company may sell assets and settle liabilities for amounts other than the estimated amounts reflected in the accompanying March 31, 2002 and 2001 consolidated statements of net liabilities in liquidation. The administrative expenses resulting from the Chapter 11 filing will unfavorably affect the future financial condition of the Company. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 filing.

         The Company has defaulted on certain indebtedness. Under terms of the secured financing agreement with Nortel, $4.1 million of principal and interest under Tranche A became due and payable on November 1, 2000. In addition, quarterly payments of $1.1 million each, in principal and interest under Tranche B were due and payable beginning November 15, 2000. Also, $4.1 and $1.6 million, respectively, of principal and interest under the terms of two unsecured note agreements became due and payable on December 15, 2000 and January 2, 2001, respectively. The Company did not make the payments on any of the above credit agreements. Because of the combination of these events and cross-default provisions included in the Company's other debt agreements and in certain lease agreements, substantially all of the Company's indebtedness is in default and is now due and payable. Any repayment of such indebtedness will be the subject of the Company's plan of liquidation. Because of the aforementioned defaults, substantially all unamortized deferred financing costs were written off or accelerated as of September 30, 2000.

         On December 20, 2001, the Bankruptcy Court approved an order effectively disposing of the transmission equipment via a nonjudicial foreclosure with Nortel Networks, Inc. (Nortel), a significant creditor in the Chapter 11 Case. Under such agreement, the Company received $0.2 million in cash and a reduction of the liabilities owed Nortel in an amount no less than $2.8 million. Such cash was received on February 5, 2002. The Company has accounted for the agreement as a disposition of the Nortel equipment for $3.0 million resulting in a gain on liquidation of equipment in the amount of $2.0 million.

EMPLOYEES

         Two employees remain at March 31, 2002 to address the needs of the Company while it liquidates assets and executes its plan of liquidation. As of the Petition Date, substantially all of the Company's employees had been terminated. A substantial number of the employees were terminated without salaries being paid in full for their final two weeks of employment. The related expense and liability have been reflected in the accompanying March 31, 2002 and 2001 consolidated statements of net liabilities in liquidation.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         Prior to the Chapter 11 filing, the Company occupied approximately 94,000 square feet of office and facility space at fourteen separate locations in California, Texas and Utah. Such leases previously expired on various dates through February 2010. All of the Company's facilities were leased. The monthly rental obligation for all of the Company's properties approximated $203,000 (see further discussion below). Currently, the Company leases approximately 500 square feet of office space in Irvine, California, for its corporate headquarters at an approximate cost of $1,700 per month. In addition, the Company continued the lease on one of its Salt Lake City, Utah offices, during the process of negotiations to sell such operations (see further discussion in Note 10 of the consolidated financial statements, included herein) at a cost of approximately $4,000 per month for 2,934 square feet. Such lease has been subsequently rejected as of July 2001, when operations were terminated at that location.

         Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying March 31, 2002 and 2001 consolidated statements of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned statement of net liabilities in liquidation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2002.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfied the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock began being quoted on the Over the Counter Bulletin Board under the ticker symbol "UBNTQ"; such market is not sponsored or supported by the Company. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock. Notwithstanding this market activity, the Company believes that its outstanding shares of common stock currently have nominal value.

         From April 25, 2000 through October 17, 2000, the Company's common stock was quoted on the NASDAQ National Market under the symbol "UBNT." From December 9, 1997 to April 25, 2000, the Company's common stock was quoted on the NASDAQ OTC Bulletin Board. The following table presents, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the NASDAQ OTC Bulletin Board and the NASDAQ National Market system. For the entire fiscal year ended March 31, 2002, the stock price was not higher than $0.02.

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

         As of April 24, 2002, there were an estimated 615 shareholders of record of the Company's common stock.

DIVIDEND POLICY

         We do not expect to pay any cash dividends on our Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The selected financial data presented below for the year ended March 31, 2002 and three months ended March 31, 2001 (liquidation basis), the nine months ended December 31, 2000, and for the year ended March 31, 2000 (going concern basis), have been derived from the consolidated financial statements of the Company, which are included elsewhere in this Form 10-K. The consolidated financial statements as of and for the year ended March 31, 2002, for the quarter ended March 31, 2001, and for the nine months ended December 31, 2000 were audited by Squar, Milner, Reehl & Williamson, LLP, independent certified public accountants. The consolidated financial statements for the year ended March 31, 2000 were audited by BDO Seidman, LLP, independent certified public accountants. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-K.

                                                 Universal Broadband Networks, Inc.

                                         Condensed Consolidated Statements of Financial Data
                    For the Year ended March 31, 2002, the Three Months Ended March 31, 2001 (Liquidation Basis)
                     the Nine Months Ended December 31, 2000 and the Years Ended March 31, 2001, 1999, and 1998
                                     (Amounts in thousands, except share and per share amounts)

                                                       LIQUIDATION BASIS                       GOING CONCERN BASIS
                                            ----------------------------  ----------------------------------------------------------
                                           FOR THE YEAR   FOR THE PERIOD  FOR THE PERIOD
                                               ENDED      JANUARY 1, 2001 APRIL 1, 2000                  MARCH 31,
                                              MARCH 31,     TO MARCH 31,  TO DECEMBER 31,   MARCH 31,       1999         MARCH 31,
                                                2002           2001           2000           2000       (AS RESTATED)      1998
                                            -------------  -------------  -------------  -------------  -------------  -------------
Revenues .................................  $         17   $         21   $      1,644   $      2,617   $      1,552   $        147
                                            -------------  -------------  -------------  -------------  -------------  -------------
Operating expenses:
    Network expenses .....................            36             63          5,736          3,347            543             66
    Payroll and related expenses .........           402            176          5,066         14,318          2,421            774
    Selling, general and
      administrative expenses ............         1,035             --         10,341         12,107          5,549          1,622
    Other income .........................        (2,308)          (269)
    Depreciation and amortization ........            --             --          3,451          3,045          1,219             83
    Impairment charges, bankruptcy-related
      adjustments, and other (net) .......           130          2,953         29,618             --             --             --
                                            -------------  -------------  -------------  -------------  -------------  -------------
        Total operating expenses .........          (705)         2,923         54,212         32,817          9,732          2,545
                                            -------------  -------------  -------------  -------------  -------------  -------------
Operating income (loss) ..................           722         (2,902)       (52,568)       (30,200)        (8,180)        (2,398)

Interest income ..........................            --             --             64            183             65             13
Interest expense, including write-off
   and amortization of deferred
   financing costs .......................            --             --         (3,671)        (2,368)          (147)           (10)
                                            -------------  -------------  -------------  -------------  -------------  -------------
Net income (loss) ........................           722         (2,902)       (56,175)       (32,385)        (8,262)        (2,395)
Preferred stock beneficial conversion
   feature, related warrants and
   dividends .............................            --             --         (2,749)        (1,027)          (364)            --
                                            -------------  -------------  -------------  -------------  -------------  -------------
Net income (loss) available to common
shareholders .............................  $        722   $     (2,902)  $    (58,924)  $    (33,412)  $     (8,626)  $     (2,395)
                                            =============  =============  =============  =============  =============  =============
Loss per common share, basic and diluted..  $         --   $         --   $      (2.75)  $      (1.84)  $      (0.58)  $      (0.21)
                                            =============  =============  =============  =============  =============  =============
Weighted-average number of common
shares outstanding, basic and diluted ....            --             --     21,422,253     18,199,114     14,890,130     11,528,021
                                            =============  =============  =============  =============  =============  =============
Other Data:
Current Assets ...........................  $         --   $         --   $         --   $      1,883   $      1,466   $        955
Total Assets .............................  $         --   $         --   $         --   $     20,336   $      4,799   $      2,710
Total Assets in Liquidation ..............  $        710   $      2,050   $         --   $         --   $         --   $         --
Current Liabilities ......................  $         --   $         --   $         --   $     24,793   $        898   $        606

Total Liabilities ........................  $         --   $         --   $         --   $     25,581   $        898   $        655
Total Net Liabilities in Liquidation .....  $     54,506   $     55,228   $         --   $          --  $         --   $         --
Total shareholders' equity (deficit) .....  $         --   $         --   $         --   $     (5,245)  $      3,901   $      2,055
Consolidated Cash Flow Data:
   Used in operating activities ..........  $         --   $         --   $    (15,431)  $    (12,158)  $     (4,962)  $     (1,679)
   Used in investing activities ..........  $         --   $         --   $     (1,512)  $    (12,244)  $     (1,315)  $        (18)
   Provided by financing activities ......  $         --   $         --   $     16,646   $     24,675   $      7,117   $      1,760
   (Decrease) increase in net
     liabilities in liquidation ..........  $       (722)  $      3,198   $         --   $         --   $         --   $         --


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

         A comparison of the results of operations for the year ended March 31, 2002 and the three months ended March 31, 2001 (liquidation basis) and the nine months ended December 31, 2000 (going concern basis) with prior years would not be meaningful to investors due to the Chapter 11 filing. The Company's operations have been suspended since October 2000. In addition, as discussed above, the Company has implemented liquidation-basis accounting effective December 31, 2000 and for periods ending subsequent to that date.

GOING CONCERN (2000)

         The Company's consolidated financial statements as of and for periods prior to December 31, 2000 were prepared assuming the Company would continue as a going concern. During the year ended March 31, 2000, the Company experienced a net loss of $32.4 million and had negative cash flows from operations of $12.2 million. In addition, the Company had substantial working capital and shareholders deficits at March 31, 2000.
Lastly, the Company had significant present and future working capital demands, which required substantial equity and debt financing which had not yet been secured. These factors, among others, raised substantial doubt about the Company's ability to continue as a going concern at the date such financial statements were prepared. The 2000 consolidated financial statements included elsewhere herein do not include any adjustments that resulted from the outcome of these uncertainties.

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

EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

         In July 1999, UBN (a subsidiary of UBEE) entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") that provided for a line-of-credit of up to $7 million ("Tranche A") as well as a term loan of up to $37 million ("Tranche B"). However, the maximum combined borrowing under the Agreement could not exceed $37 million. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30 million equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement and converting the outstanding balance of an open account, under which Nortel advanced approximately $13 million in equipment and services, to a draw-down under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B were allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. A substantial portion of the Company's assets were located in its UBN subsidiary, until the sale of such equipment in February 2002, see below.

         Borrowings under Tranche A could be used for working capital and general corporate purposes, bear interest at 13%, and were scheduled to mature on July 31, 2000. On August 15, 2000, the Company borrowed $4.0 million from another third party (see discussion below on "Other Debt") and partially repaid Tranche A. The Company obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000. As a result of the Chapter 11 Case, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. As of March 31, 2002 and 2001, approximately $4.1 million (including interest) was outstanding under Tranche A, and no additional borrowings were available. See further discussion in Note 2 to the accompanying consolidated financial statements.

         Borrowings under Tranche B could only be used to finance purchases of Nortel goods and services and bear interest at the prime rate (8.00% at March 31, 2001) plus 3.75%. Tranche B was payable in twelve equal quarterly payments beginning November 15, 2000. No borrowings were outstanding under Tranche B at March 31, 2000, as the Company had not completed the required $30.0 million equity infusion. However, as of March 31, 2000, the Company owed Nortel $6.6 million for purchases of equipment and services. Additionally, as of March 31, 2000, Nortel had delivered approximately $3.7 million of transmission equipment that was not completely installed until subsequent to March 31, 2000. The Company had not recorded this liability or the related fixed assets as of March 31, 2000 as the Company believed that its obligation should not be recognized until such time as the equipment is completely installed. Had the Company recorded the $3.7 million in transmission equipment as of March 31, 2000, the unfinanced Nortel purchases would have totaled $10.3 million at March 31, 2000. If the Company was able to complete the required equity infusion, these borrowings would be classified as Tranche B borrowings. If the required equity infusion was not completed, the Company would be required to pay for these purchases pursuant to normal vendor terms. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel approximately $12.8 million on an open account for purchases of equipment and services. Effective September 20, 2000, Nortel required the Company to convert the unfinanced purchases into borrowings under Tranche B as a condition of amending the Agreement to waive certain of its covenants. As of March 31, 2002 and 2001, approximately $10.4 million and $13.2 million, respectively, (including interest) was outstanding under Tranche B. As a result of the Chapter 11 Case, the Company did not make any of the payments due to Nortel beginning November 15, 2000 as required under the terms of the payment schedule. See further discussion in Note 2 to the accompanying consolidated financial statements.

         On December 20, 2001, the Bankruptcy Court approved an order effectively disposing of the transmission equipment via a nonjudicial foreclosure with Nortel, a significant creditor in the Chapter 11 Case. Under such agreement, the Company received $0.2 million in cash and a reduction of the liabilities owed Nortel in an amount no less than $2.8 million. Such cash was received on February 5, 2002. The Company has accounted for the agreement as a disposition of the Nortel equipment for $3.0 million resulting in a gain on liquidation of equipment in the amount of $2.0 million.

         The above amounts payable to Nortel have been classified as liabilities subject to compromise in the accompanying March 31, 2002 and 2001 consolidated statements of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

         In connection with the Agreement, the Company issued a warrant to purchase 492,094 shares of the Company's common stock (see Note 9 to the accompanying consolidated financial statements). The estimated fair value of the warrants of approximately $1.9 million, as well as certain other costs related to the Agreement, were capitalized as deferred financing costs during the year ended March 31, 2000 and amortized over the life of the Tranche A loan, completed in July 2000.

         The Agreement has certain restrictive financial covenants that include minimum tangible net worth requirements, maximum asset-to-net-worth ratios, minimum net income requirements and other restrictions with respect to financial ratios. Furthermore, the Agreement has restrictions related to specific activities including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. Although the Company entered into an amendment to the Agreement that revised all such covenants effective March 31, 2000, the Company is not in compliance with any of the covenants or restrictions as of March 31, 2002 and 2001; such non-compliance will be processed by the Bankruptcy Court through the Chapter 11 proceedings.

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

         On June 5, 2000, the Company entered into a secured Note and Warrant Purchase Agreements to borrow $1 million. On July 7, 2000, this agreement was amended to include an additional $0.5 million. The agreement provided for interest at 6% per annum, with principal and accrued interest originally due in August 2000. The lender subsequently agreed to extend the maturity date to January 2, 2001. The agreement also provided for default interest at a rate of 24% per annum. The agreement required the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note by August 21, 2000, and provided for a 2% per month cash penalty if such registration was not effective on said date. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Notes 8 and 10 of the accompanying consolidated financial statements. The above amounts totaling $1.5 million have been dismissed by the bankruptcy court in response to a claims objection by the Company.

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

         On August 15, 2000, the Company entered into an unsecured Note Agreement to borrow $4 million. The agreement provided for interest at 13.7% per annum, with principal and accrued interest due December 15, 2000. As a result of the Chapter 11 Case, the Company did not make the payment for the outstanding balance due on this Note Agreement. See further discussion in Note 8 of the accompanying consolidated financial statements.

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

         All 2,000 shares of the December 1998 Series A Preferred Stock were converted into 867,828 shares of common stock during the year ended March 31, 2000. During the quarter ended June 30, 2000, the remaining 2,000 shares of Series A Preferred Stock were converted into 364,299 shares of common stock and $0.2 million in related dividends ($0.1 million of which was earned and accrued during the year ended March 31, 2000) was converted into 29,432 shares of common stock, for a total of 393,731 shares of common stock issued in connection with the Series A Preferred Stock conversions during the year ended March 31, 2001.

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

PROPOSED MERGER

         As previously disclosed in Form 10-K filed with the SEC on July 11, 2001, the Company had been negotiating a merger with Norstar Telecommunications, Inc. ("Norstar"). During the quarter ended June 30, 2001, the Company received an initial non-refundable deposit of $50,000 cash under terms of a binding Letter of Intent ("LOI"). However, Norstar has breached such LOI by indicating that it will not go forward with the merger.

         The Company is currently negotiating a merger with FoneFriend Inc. ("FoneFriend"). During the year ended March 31, 2002, the Company received an initial non-refundable deposit of $50,000 cash under terms of a binding Letter of Intent ("LOI"). Based on such binding letter of intent ("LOI") executed June 13, 2002, the principal terms of the proposed transaction are as follows: (a) FoneFriend would be merged into the Company, which would be the surviving entity, (b) the Company would receive a total of $115,000 in cash by the closing date, and its largest creditors would own approximately 5% of the post-merger entity, (c) such cash consideration and most of the Company's other assets would be transferred to a third party for the benefit of the Company's creditors, and
(d) FoneFriend stockholders would own the remaining 95% equity interest in the surviving entity. Under the terms of the LOI, the surviving entity would seek to register with the Securities and Exchange Commission Company stock owned by existing shareholders within six months of the effective date of the proposed merger. Absent such registration, the surviving entity would either (1) issue additional shares to such stockholders or (2) purchase such stock at an agreed-upon (but presently undetermined) price.

         Any proposed merger is subject to approval of the Bankruptcy Court.

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

         As of March 31, 2002 and 2001, the Company's only executive officer was Brandon Powell.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The following table sets forth all compensation awarded to, earned by or paid to (i) the individuals who served as the Company's Chief Executive Officer during the last completed fiscal year ended March 31, 2002 (1), (ii) four other highly compensated executive officers whose annual salary and bonus exceeded $100,000 for the last completed fiscal year and (iii) the next two highest paid employees whose annual salary and bonuses exceeded $100,000 for the last completed fiscal year (collectively, the "Named Executive Officers"), for services rendered to the Company in all capacities during the last completed fiscal year.


                                             SUMMARY COMPENSATION TABLE
                                                                                       Long-Term
                                                    Annual Compensation (1)           Compensation
                                            ---------------------------------------- ---------------
                                    Fiscal                            Other Annual                      All Other
   Name and Principal Position       Year   Salary($)(2) Bonus($)    Compensation($)   Options(#)    Compensation($)
-----------------------------------  ----   ---------    --------    ---------------   ----------    ---------------
Michael A. Sternberg(3) ......      2002       -0-          -0-           -0-             -0-              -0-
     Former Chief Executive         2001     187,297     1,000,000        -0-          1,000,000           -0-
     Officer and Director           2000       -0-          -0-           -0-             -0-              -0-

Jon H. Marple(4)..............      2002       -0-          -0-           -0-             -0-              -0-
     Former Chief Executive         2001      65,255        -0-           -0-             -0-              -0-
     Officer and Chairman           2000     175,000        -0-           -0-           350,000            -0-

Brandon Powell(5).............      2002     184,969        -0-           -0-             -0-              -0-
     Executive Vice President       2001     175,000        -0-           -0-            10,500            -0-
     and General Counsel            2000       -0-          -0-           -0-             -0-              -0-

Jeffrey R. Matsen (6).........      2002       -0-          -0-           -0-             -0-              -0-
     Former Executive Vice          2001     132,016        -0-           -0-            8,000             -0-
     President, Secretary and       2000     154,560        -0-         142,150         200,000            -0-
     General Counsel


----------------
(1) Excludes compensation in the form of perquisites and other personal benefits that constitutes the lesser of $50,000 or 10.0% of the total annual salary and bonus of each of the Named Executive Officers.
(2) Represents amounts actually paid for the years ended March 31, 2001 and 2002, and annualized rates for the year ended March 31, 2000. Due to the Chapter 11 filing, substantially all the Company's employees and executives were terminated in October 2000. Therefore, there were not four executives besides the CEO who exceeded $100,000 compensation. Brandon Powell is the only executive officer of the Company as of March 31, 2002 and 2001.
(3) Mr. Sternberg became a Director and the Chief Executive Officer of the Company on June 19, 2000, pursuant to an Employment Agreement of the same date. Per terms of his employment contract, he received a $1.0 million cash bonus and options to purchase one million shares of the Company's common stock at a price of $5.28, the fair market value of the common stock on such date. Mr. Sternberg effectively resigned January 15, 2001 and has not provided any services for the Company since that date.
(4) Mr. Marple resigned as Chief Executive Officer of the Company on May 6, 2000. Mr. Marple was Chairman of the Board of Directors of the Company until his resignation in September 2000.
(5) Mr. Powell became an Executive Officer on April 1, 2000, and is the sole Executive officer of the Company as of March 31, 2002 and 2001.
(6) Mr. Jeffrey Matsen became an Executive Officer on October 1, 1999. Mr. Jeffrey Matsen received a total of $75,000 in salary compensation for the fiscal year ended March 31, 2000. He was a director of the Company from December 18, 1998 to May 19, 2000. In addition, see Item 13 below. He received 50,000 shares of S-8 common stock of the Company valued at approximately $142,000 as a signing bonus in October 1999.

OPTION GRANTS IN LAST YEAR

      Due to the Chapter 11 filing, there were no stock option grants or exercises during the year ended March 31, 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the beneficial ownership of the capital stock of the Company as of June 15, 2002, by: (i) each person known to the Company to beneficially own more than five percent (5%) of the capital stock of the Company; (ii) each of the Company's directors; (iii) each of the Company's Named Executive Officers; and (iv) all executive officers and directors as a group.

                      NAME (1)                       NO. OF SHARES       APPROXIMATE PERCENTAGE
                                                         OWNED                   OWNED
Mary E. Blake (2).................................      5,831,626                 23%

All Executive Officers and Directors as a group...         -0-                     0%

----------------

         (1) This table is based upon information supplied by officers, directors, and principal stockholders and Schedules 13D and 13G, if any, filed with the Commission with regard to the Company's common stock. Unless otherwise indicated in the footnotes of this table and subject to community property and marital property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 25,344,184 shares outstanding on June 15, 2002.

         The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Shares not outstanding that are subject to vested options, or options that vest and become exercisable by the holder thereof within sixty (60) days of March 31, 2002 are deemed outstanding for the purposes of calculating the number and percentage owned by such shareholder, but are not deemed outstanding for the purposes of calculating the percentage owned by each other shareholder listed. Unless otherwise noted, all shares listed as beneficially owned by a shareholder are actually outstanding.

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

TRANSACTIONS WITH OTHER RELATED PARTIES

         During the years ended March 31, 2001 and 2000, the Company was a party to several transactions (as described below) involving Mr. Jon R. ("J.R.") Marple and JustWebit.com, Inc., a Nevada corporation, managed by J.R. Marple. J.R. Marple is the son of Jon H. Marple, the Company's former Chairman of the Board of Directors.

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

         The Company incurred $0.2 million and $63,000 to an affiliate of Robert Santore for services and products during the year ended March 31, 2000. Robert Santore is the nephew of Mary Blake, the former Vice Chairman of the board of Directors of the Company.

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

                                                                     PAGE NUMBER
                                                                     -----------
         (1) Consolidated Financial Statements.

                Report of Independent Certified Public Accountants,
                Squar, Milner, Reehl & Williamson, LLP                    F-1

                Report of Independent Certified Public Accountants,
                BDO Seidman, LLP                                          F-2

                Consolidated Statements of Net Liabilities in
                Liquidation as of March 31, 2002 and 2001                 F-3

                Consolidated Statements of Changes in Net Liabilities
                in Liquidation for the year ended March 31, 2002
                and the three months ended March 31, 2001                 F-4

                Consolidated Statements of Operations for the nine
                months ended December 31, 2000 and for the year
                ended March 31, 2000                                      F-5

                Consolidated Statements of Shareholders' Deficit for
                the years ended March 31, 2002, 2001, and 2000            F-6

                Consolidated Statements of Cash Flows for the year
                ended March 31, 2002 and the three months ended
                March 31, 2001                                            F-8

                Consolidated Statements of Cash Flows for the nine
                months ended December 31, 2000 and for the year
                ended March 31, 2000                                      F-9

                Notes to Consolidated Financial Statements                F-11

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

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Broadband Networks, Inc.

 /s/  BRANDON POWELL
--------------------------------------
Brandon Powell
Executive Vice President
June 28, 2002

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)

                                    CONTENTS
                                                                     PAGE NUMBER
                                                                     -----------
         (1) Consolidated Financial Statements.

                Report of Independent Certified Public Accountants,
                Squar, Milner, Reehl & Williamson, LLP                    F-1

                Report of Independent Certified Public Accountants,
                BDO Seidman, LLP                                          F-2

                Consolidated Statements of Net Liabilities in
                Liquidation as of March 31, 2002 and 2001                 F-3

                Consolidated Statements of Changes in Net Liabilities
                in Liquidation for the year ended March 31, 2002
                and the three months ended March 31, 2001                 F-4

                Consolidated Statements of Operations for the nine
                months ended December 31, 2000 and for the year
                ended March 31, 2000                                      F-5

                Consolidated Statements of Shareholders' Deficit for
                the years ended March 31, 2002, 2001, and 2000            F-6

                Consolidated Statements of Cash Flows for the year
                ended March 31, 2002 and the three months ended
                March 31, 2001                                            F-8

                Consolidated Statements of Cash Flows for the nine
                months ended December 31, 2000 and for the year
                ended March 31, 2000                                      F-9

                Notes to Consolidated Financial Statements                F-11

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Universal Broadband Networks, Inc.

We have audited the accompanying consolidated statements of net liabilities in liquidation of Universal Broadband Networks, Inc. and Subsidiaries (collectively referred to as the "Company"), a debtor-in-possession, as of March 31, 2002 and 2001 and the related consolidated statements of changes in net liabilities in liquidation and cash flows for the year ended March 31, 2002 and the three months ended March 31, 2001. In addition, we have audited the related consolidated statements of operations and cash flows for the nine months ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On October 31, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As described in Note 1 to the consolidated financial statements, in January 2001 management of Universal Broadband Networks, Inc. reached a decision to liquidate the Company, and commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting as of December 31, 2000 from the going-concern basis to a liquidation basis. Accordingly, the consolidated financial statements of the Company as of December 31, 2000 and for periods ended thereafter are not comparable to any consolidated financial statements of prior periods.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Broadband Networks, Inc. and Subsidiaries as of March 31, 2002 and 2001, the consolidated changes in net liabilities in liquidation and cash flows for the year ended March 31, 2002 and the three months ended March 31, 2001, the consolidated results of operations for the nine months ended December 31, 2000, and cash flows for the nine months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 12, the Company has executed a binding letter of intent with a telecommunications company that proposes to acquire a 95% equity interest in the Company subject to approval by the Bankruptcy Court and execution of a definitive merger agreement.

/s/ Squar, Milner, Reehl & Williamson, LLP

June 15, 2002
Newport Beach, California

Report of Independent Certified Public Accountants

The Board of Directors
Universal Broadband Networks, Inc. Irvine, California

We have audited the accompanying consolidated statements of operations, shareholders' deficit and cash flows of Universal Broadband Networks, Inc. (formerly IJNT.net, Inc.) and subsidiaries (the "Company") for the year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Universal Broadband Networks, Inc. and subsidiaries for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

                                                            /S/ BDO SEIDMAN, LLP
                                                                BDO SEIDMAN, LLP
Costa Mesa, California
June 29, 2000


      UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                 (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                                 (AMOUNTS IN THOUSANDS)
                                   (LIQUIDATION BASIS)


                                         ASSETS

                                                               MARCH 31,    MARCH 31,
                                                                 2002         2001
                                                             ------------  ------------

Cash .....................................................   $       541   $       719
Accounts receivable ......................................            44            72
Prepaid expenses and other assets ........................             5             9
Property and equipment (Notes 1, 2 and 3) ................            --         1,000
Frequency licenses and access rights (Notes 1, 2 and 4) ..           120           250
                                                             ------------  ------------
     Total assets in liquidation .........................   $       710   $     2,050
                                                             ============  ============

                                       LIABILITIES

Post-petition accounts payable and accrued liabilities ...   $       983   $       245
Liabilities subject to compromise (Note 2) ...............        54,233        57,033
                                                             ------------  ------------
    Total liabilities in liquidation .....................        55,216        57,278
                                                             ------------  ------------

 Net liabilities in liquidation ..........................   $    54,506   $    55,228
                                                             ============  ============

               See report of independent certified public accountants and accompanying notes to consolidated financial statements.

    UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                (DEBTOR-IN-POSSESSION)
         CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                (AMOUNTS IN THOUSANDS)
                                 (LIQUIDATION BASIS)

                                                          FOR THE YEAR
                                                             ENDED      FOR THE THREE
                                                            MARCH 31,    MONTHS ENDED
                                                              2002      MARCH 31, 2001
                                                          ------------  -------------
Revenues ..............................................   $        17    $        21
                                                          ------------  -------------
Operating expenses:
Network expenses ......................................            36             63
Payroll and related expenses ..........................           402            176
General and administrative expenses ...................         1,035             --
Gain on disposal of transmission equipment (Note 7) NOW        (1,968)            --
Other income ..........................................          (340)          (269)
Impairment charges, adjustments to adopt
   liquidation-basis accounting, and other (net) ......           130          2,953
                                                          ------------  -------------
   Total operating (income) expenses ..................          (705)         2,923
                                                          ------------  -------------

Net income (loss) .....................................   $       722    $    (2,902)
                                                          ============   ============

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

                                                          FOR THE NINE    FOR THE YEAR
                                                          MONTHS ENDED       ENDED
                                                          DECEMBER 31,      MARCH 31,
                                                              2000            2000
                                                         -------------   -------------
Revenues .............................................   $      1,644    $      2,617
                                                         -------------   -------------
Operating expenses:
Network expenses .....................................          5,736           3,347
Payroll and related expenses (Notes 9, 10 and 11) ....          5,066          14,318
Selling, general and administrative expenses (Notes 9,
   10 and 11) ........................................         10,341          12,107
Depreciation and amortization ........................          3,451           3,045
Impairment charges, bankruptcy-related adjustments,
   and other (net) ...................................         29,618              --
                                                         -------------   -------------
   Total operating expenses ..........................         54,212          32,817
                                                         -------------   -------------
Operating loss .......................................        (52,568)        (30,200)

Interest income ......................................             64             183
Interest expense, including write-off and amortization
   of deferred financing costs .......................         (3,671)         (2,368)
                                                         -------------   -------------

Net loss .............................................   $    (56,175)   $    (32,385)
                                                         =============   =============

  Loss per common share, basic and diluted (Note 1) ..   $      (2.75)   $      (1.84)
                                                         =============   =============

Weighted-average number of common shares outstanding,
   basic and diluted .................................     21,422,253      18,199,114
                                                         =============   =============

                 See reports of independent certified public accountants
             and accompanying notes to consolidated financial statements.

                     UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                                (DEBTOR-IN-POSSESSION)
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                              Series A & B
                              Convertible                                     Additional
                            Preferred Stock             Common Stock           Paid-In      Accumulated
                         -----------------------   -----------------------
                           Shares       Amount       Shares       Amount       Capital        Deficit        Total
                         -----------   ---------   -----------    --------    -----------   ------------    ---------
Balances,
     March 31, 1999           2,000          --    16,098,129          16         15,084        (11,199)       3,901

(See Notes 7, 9, 10 and 11)

   Issue shares for
     services                    --          --       438,213          --          2,273             --        2,273
   Sale of shares in
     private placements
     (net of issuance
     costs of $545)              --          --     2,843,750           3          9,772             --        9,775
   Conversion of
     preferred stock         (2,000)         --       867,828           1             --             (1)          --
   Preferred stock
     dividends                   --          --        35,588          --            104           (241)        (137)
   Issue convertible
     preferred stock
     (net of issuance
     costs of $211)           2,000          --            --          --          1,789             --        1,789
   Beneficial
     conversion feature
     of convertible
     preferred stock             --          --            --          --            448           (448)          --
   Warrants issued in
     conjunction with
     issuance of
     convertible
     preferred stock             --          --            --          --            338           (338)          --
   Warrants issued in
     conjunction with
     financing
     arrangement                 --          --            --          --          1,943             --        1,943

                                                      (continued)

                                See reports of independent certified public accountants
                             and accompanying notes to consolidated financial statements.

                     UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                                (DEBTOR-IN-POSSESSION)
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                              Series A & B
                              Convertible                                     Additional
                            Preferred Stock             Common Stock           Paid-In      Accumulated
                         -----------------------   -----------------------
                           Shares       Amount       Shares       Amount       Capital        Deficit        Total
                         -----------   ---------   -----------    --------    -----------   ------------    ---------
   Options granted to
     non-employees               --  $    --               --   $      --   $        332  $          --   $      332
   Options granted to
     employees                   --       --               --          --          7,238             --        7,238
   Other                         --       --               --          --             26             --           26
   Net loss                      --       --               --          --             --        (32,385)     (32,385)
                         -----------   ---------   -----------    --------    -----------   ------------    ---------

Balances,
     March 31, 2000           2,000       --       20,283,508          20         39,347        (44,612)      (5,245)

(See Notes 8 and 9)

   Issue shares for
     services                    --          --        33,056          --            201             --          201
   Issue shares for
     accounts payable
     to employee                 --          --        45,040          --            362             --          362
   Issue shares for
     redemption of
     warrants                    --          --       150,000          --            225             --          225
   Sale of shares in
     private placements
     (net of issuance
     costs of $50)               --          --       333,333          --            450             --          450
   Conversion of Series
     A preferred stock       (2,000)         --       364,299           1            162                         163
   Preferred stock
     dividends                   --          --        29.432          --             --            (24)         (24)
   Issue convertible
     Series B preferred
     stock (net of
     issuance costs of
     $166)                  100,000           1            --          --            833             --          834
   Beneficial
     conversion feature
     of convertible
     preferred stock             --          --            --          --            249           (249)          --
   Beneficial
     conversion feature
     of convertible debt         --          --            --          --          1,470             --        1,470
   Warrants issued in
     conjunction with
     financing
     arrangements                --          --            --          --          3,487             --        3,487
   Warrants issued for
     services                    --          --            --          --          1,212             --        1,212
   Options granted to
     non-employees for
     services                    --          --            --          --            153             --          153
   Issue shares for
     conversion of
     convertible debt            --          --     3,310,881           3            558             --          561
   Conversion of Series
     B preferred stock      (41,690)         --       797,300           1             (1)            --           --
   Net loss                      --          --            --          --             --        (59,077)     (59,077)
                         -----------   ---------   -----------    --------    -----------   ------------    ---------

Balances,
     March 31, 2001          58,310    $      1    25,346,849     $    25     $   48,708    $  (103,962)    $(55,228)

   Net income                    --          --            --          --             --            722          722
                         -----------   ---------   -----------    --------    -----------   ------------    ---------

Balances,
     March 31, 2002          58,310    $      1    25,346,849     $    25     $   48,708    $  (103,240)    $(54,506)
                         ===========   =========   ===========    ========    ===========   ============    =========

                                See reports of independent certified public accountants
                             and accompanying notes to consolidated financial statements.

               UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                          (DEBTOR-IN-POSSESSION)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (AMOUNTS IN THOUSANDS)
                                            (LIQUIDATION BASIS)

                                                                                           FOR THE THREE
                                                                          FOR THE YEAR      MONTHS ENDED
                                                                          ENDED MARCH 31,     MARCH 31,
                                                                               2002             2001
                                                                           -------------    -------------
     Impairment of frequency licenses..................................    $       (130)    $        447
     Impairment of fixed assets........................................               -            2,500
     Sale of equipment.................................................          (1,000)               -

     Change in net liabilities in liquidation:
     Cash..............................................................    $       (178)    $        160
     Accounts receivable...............................................             (28)               1
     Prepaid expenses and other assets ................................              (4)              14
     Accounts payable and accrued expenses.............................            (738)             124
     Liabilities subject to compromise.................................           2,800              (48)
                                                                           -------------    -------------
     (Decrease) increase in net liabilities in liquidation.............    $       (722)    $      3,198
     Net liabilities in liquidation - March 31, 2001...................          55,228
                                                                           -------------
     Net liabilities in liquidation - March 31, 2002...................    $     54,506
                                                                           =============

     Net liabilities in liquidation - December 31, 2001................                           52,030
                                                                                            -------------
     Net liabilities in liquidation - March 31, 2001...................                     $     55,228
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

                                                                  FOR THE NINE   FOR THE YEAR
                                                                  MONTHS ENDED      ENDED
                                                                  DECEMBER 31,     MARCH 31,
                                                                     2000            2000
                                                                  ------------   ------------
Cash flows used in operating activities:
     Net loss                                                     $   (56,175)   $   (32,385)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Impairment charges and certain bankruptcy-related
              adjustments                                              19,644             --
         Accrued lease and contract rejection costs                     7,846             --
         Bad debt expense                                                 260            666
         Depreciation and amortization                                  3,451          3,045
         Write-off and amortization of deferred financing costs         5,660          1,399
         Stock options issued as compensation                              --          7,570
         Stock options and warrants issued for services                 1,365             --
         Stock issued for services                                        554          2,273
         Accrued interest                                               1,181             --
         Write-off of goodwill and other assets                            --          1,227
         Other non-cash                                                    --              3
         Changes in operating assets and liabilities:
              Accounts receivable                                        (270)          (552)
              Prepaid expenses and other current assets                   622           (258)
              Other assets                                                 91             --
              Accounts payable and accrued liabilities                    676          4,407
              Accrued payroll and related expenses                       (336)           447
                                                                  ------------   ------------

Net cash used in operating activities                                 (15,431)       (12,158)
                                                                  ------------   ------------

Cash flows used in investing activities:
     Advances to related parties                                           --           (361)
     Purchases of property and equipment                               (1,512)       (10,626)
     Purchase of licenses and other assets                                 --         (1,000)
     Write-off of deposits                                                 --           (257)
                                                                  ------------   ------------

Net cash used in investing activities                                  (1,512)       (12,244)
                                                                  ------------   ------------

                                          (Continued)

                    See reports of independent certified public accountants
                 and accompanying notes to consolidated financial statements.

        UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                                    (DEBTOR-IN-POSSESSION)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (AMOUNTS IN THOUSANDS)
                                    (GOING CONCERN BASIS)

                                                              FOR THE NINE     FOR THE YEAR
                                                              MONTHS ENDED        ENDED
                                                               DECEMBER 31,      MARCH 31,
                                                                   2000            2000
                                                               -------------   -------------
Cash flows provided by financing activities:
     Repayments of borrowings from related parties             $         --    $       (188)
     Borrowings of short-term debt and other obligations             19,545              --
     Repayments of short-term debt and other obligations             (4,000)           (222)
     Borrowings under equipment financing and line of credit
         arrangement                                                     --          14,222
     Payment of debt issuance costs                                      --            (660)
     Repayments under capital lease obligations                        (408)            (41)
     Proceeds from sale of convertible preferred stock, net             834           1,789
     Proceeds from exercise of warrants                                 225              --
     Proceeds from sale of common stock, net                            450           9,775
                                                               -------------   -------------

Net cash provided by financing activities                            16,646          24,675
                                                               -------------   -------------

Net (decrease) increase in cash                                        (297)            273
Cash at beginning of period                                           1,176             903
                                                               -------------   -------------

Cash at end of period                                          $        879    $      1,176
                                                               =============   =============

   Supplemental schedule of non-cash transactions:
     Issuance of capital leases for asset purchases            $         --    $      1,231
                                                               =============   =============
     Increase in debt relating to asset purchases              $      8,131    $      4,361
                                                               =============   =============
     Issuance of warrants in conjunction with financing
         arrangements                                          $      3,487    $      1,943
                                                               =============   =============
     Issuance of warrants in conjunction with preferred and
         common stock                                          $      2,476    $        338
                                                               =============   =============
     Beneficial conversion feature of preferred stock          $        249    $        448
                                                               =============   =============
     Preferred stock dividends paid in common stock            $        162    $        137
                                                               =============   =============

Cash paid for:
     Interest                                                  $        176    $        824
                                                               =============   =============
     Taxes                                                     $          1    $          1
                                                               =============   =============

                    See reports of independent certified public accountants
                and accompanying notes to consolidated financial statements.

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

LIQUIDATION BASIS OF ACCOUNTING (2002 and 2001)

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

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business to any significant extent, and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at March 31, 2002 and 2001, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after March 31, 2002 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

The accompanying statements of operations and statements of cash flows for the period April 1, 2000 to December 31, 2000 have been prepared in accordance with GAAP applicable to a going concern prior to adoption of the liquidation basis of accounting. Except as discussed in the preceding paragraph, GAAP assumes that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 Case and management's decision to liquidate the Company, the realization of assets and liquidation of liabilities is now subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value (net of estimated known disposition costs) at March 31, 2002 and 2001, respectively. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. In the Chapter 11 Case,

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LIQUIDATION BASIS OF ACCOUNTING (2002 and 2001) (continued)

all of the Company's liabilities as of the Petition Date are considered subject to compromise (including the entire amount of secured claims which may be undersecured). Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying March 31, 2002 and 2001 consolidated statements of net liabilities in liquidation.

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

GOING CONCERN BASIS OF ACCOUNTING (2000)

The accompanying 2000 consolidated financial statements were prepared assuming the Company would continue as a going concern. During the year ended March 31, 2000 ("Fiscal 2000"), the Company experienced a net loss of $32,385 and had negative cash flows from operations of $12,158. In addition, the Company had substantial working capital and shareholders' deficits at March 31, 2000. Lastly, the Company had significant present and future working capital demands, which required substantial equity and debt financing which had not yet been secured. These factors, among others, raised substantial doubt about the Company's ability to continue as a going concern at the date such consolidated financial statements were prepared. The 2000 consolidated financial statements do not include any adjustments that resulted from the outcome of these uncertainties.

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

PROPERTY AND EQUIPMENT

In connection with the Chapter 11 Case and as discussed in Note 2, the Company has adopted liquidation accounting effective December 31, 2000. Except for the frequency licenses, substantially all property and equipment has been disposed as of March 31, 2002, see further discussion at Notes 3 and 7. The transmission equipment at March 31, 2001 is stated at estimated net realizable value. No depreciation or amortization was recorded subsequent to the Chapter 11 filing on October 31, 2000. See Note 3 regarding disposition of transmission equipment.

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

OTHER ASSETS

Other assets for 2002 and 2001 primarily consist of frequency licenses and lease security deposits (see Note 4). Frequency licenses represent certain channel rights in various regional markets. In 2001, such licenses were determined to be impaired, and were written down by $270 at March 31, 2001 to an estimated net realizable value of $250. Prior to the Chapter 11 Case, frequency licenses were amortized on a straight-line basis over the license period, which generally ranged from two to three years. The IRU represented a 20-year license of a digital transmission network connecting the Los Angeles and San Francisco market areas and was being amortized on a straight-line basis. Due to the Chapter 11 Case, current market conditions, and for reasons discussed in Note 2, management determined that it was more likely than not that the IRU could not be sold and the remaining unamortized balance of $833 was written off during the year ended March 31, 2001. See Note 4 regarding further impairment of such frequency licenses.

As further discussed in Note 5, the Company rejected substantially all of its lease obligations pursuant to the provisions of the Bankruptcy Code and impaired the related security deposits totaling $238. Amortization related to frequency licenses totaled $0, $133, and $448 for the years ended March 31, 2002, 2001 and 2000, respectively.

Deferred financing costs represented certain costs associated with the issuance of debt obligations including legal costs, loan fees, commitment fees and the estimated fair value of warrants issued in conjunction with such debt obligations. Deferred financing costs were capitalized and amortized over the term of the related debt obligations using the effective yield method. Amortization related to deferred financing costs totaled $0, $2,472, and $1,399 for the years ended March 31, 2002, 2001 and 2000, respectively. The remaining balance of $3,689 was either written off or the amortization was accelerated as of September 2000 in connection with the Chapter 11 Case. See further discussion in Notes 2, 8 and 9.

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

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS (continued)

Management determined that fixed and other assets totaling $0, $23,293, and $80, respectively, were impaired during the years ended March 31, 2002, 2001 and 2000. A significant portion of the fixed and other assets impaired during the year ended March 31, 2001 was due to the Company's Chapter 11 Case.
Management determined that goodwill totaling $1,147 was impaired during the year ended March 31, 2000.

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

ADVERTISING

Advertising costs are expensed as incurred. During the years ended March 31, 2002, 2001, and 2000, advertising expenses totaled $0, $648 and $788, respectively.

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

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net loss, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company elected to account for stock-based compensation to employees under APB 25 (see Note 9).

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

The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the following periods (such information is not required for periods under the liquidation basis of accounting):

                                                          NINE MONTHS
                                                             ENDED           YEAR ENDED
                                                          DECEMBER 31,        MARCH 31,
                                                             2000               2000
                                                         --------------     --------------
Basic and diluted:
    Net loss                                             $     (56,175)     $      (32,385)
    Adjustments to net loss:
    Preferred stock dividends                                      (24)              (241)
    Warrants issued in connection with sale of
         convertible preferred stock (see Note 9)                 (750)              (338)
    Preferred stock beneficial conversion
         feature (see Note 9)                                     (249)              (448)
                                                         --------------     --------------

Basic and diluted net loss                               $     (57,198)     $     (33,412)
                                                         ==============     ==============

Weighted average number of common shares                    21,422,253         18,199,114
                                                         ==============     ==============

Basic and diluted net loss per common share              $       (2.67)     $       (1.84)
                                                         ==============     ==============

The total potential common shares that have not been included in the calculation of diluted net loss per share totaled 3,647,573, and 4,302,358 for the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", requires disclosure of the estimated fair value, if reasonably obtainable, of the Company's financial instruments. Since the Company is reporting on the liquidation basis of accounting at March 31, 2002 and 2001, such disclosure requirement is not applicable.

RECLASSIFICATIONS AND COMPARABILITY

Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the presentation of the financial statements for the nine months ended December 31, 2000. In addition, because of the adoption of liquidation basis accounting, the consolidated financial statements of the Company as of March 31, 2002 and 2001 and for the quarter ended March 31, 2001, are not comparable to any consolidated financial statements of prior periods.

RECENT ACCOUNTING PRONOUNCEMENTS

Due to the Company reporting on the liquidation basis of accounting, recent accounting pronouncements under GAAP do not impact the Company.

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

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying consolidated financial statements do not include any provision for such costs not yet incurred by the Company. The March 31, 2002 and 2001 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. BANKRUPTCY CASE AND RELATED MATTERS (continued)

TRADING MARKET

The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfies the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2000, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock began being quoted on the Over the Counter Bulletin Board; such market is not sponsored or supported by the Company. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock. Notwithstanding this market activity, the Company believes that its outstanding shares of common stock currently have nominal value.

LIABILITIES SUBJECT TO COMPROMISE AND OTHER BANKRUPTCY-RELATED ADJUSTMENTS, LIQUIDATION BASIS OF ACCOUNTING ADJUSTMENTS, AND IMPAIRMENT CHARGES

The March 31, 2002 balances of unsecured and undersecured pre-petition liabilities that became subject to compromise on October 31, 2000 are as follows:

Secured vendor financing (Note 7)                                 $      10,388
Estimated lease and contract rejection costs (Note 5)                     7,846
Accounts payable                                                          9,441
Obligations under capital leases (Note 5)                                 2,642
Accrued payroll and related expenses                                        298
Unsecured  and under-secured short-term debt (Notes 7 and 8)             23,618
                                                                  --------------
       Total liabilities subject to compromise                    $      54,233
                                                                  ==============

As discussed in Note 3, certain liabilities totaling approximately $2,800 were discharged by the Bankruptcy Court during the year ended March 31, 2002.

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
                                                                  ==============

No such liquidation basis impairment charges were recorded in the year ended March 31, 2002.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2001:

       Furniture, fixtures and equipment          $         -
       Capitalized software                                 -
       Leasehold improvements                               -
       Transmission equipment                           1,000
       Leased vehicles                                      -
                                                  ------------
                                                  $     1,000
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

On December 20, 2001, the Bankruptcy Court approved an order effectively disposing of the transmission equipment via a nonjudicial foreclosure with Nortel, a significant creditor in the Chapter 11 Case. Under such agreement, the Company received $168 in cash and a reduction of the liabilities owed Nortel in an amount no less than $2,800. Such cash was received on February 5, 2002. The Company has accounted for the agreement as a disposition of the Nortel equipment for approximately $3,000, resulting in a gain on liquidation of equipment in the amount of approximately $2,000.

Depreciation and amortization expense totaled $0, $3,173, and $2,597 for the years ended March 31, 2002, 2001 and 2000, respectively.

4. OTHER ASSETS

Other assets consist of frequency licenses in the amounts of $120 and $250 for the years ending March 31, 2002 and 2001, respectively (see Notes 9 and 11).

As discussed in Notes 1 and 2, the Company recognized impairment of the following assets due to the adoption of liquidation accounting or in connection with the Chapter 11 Case during the year ended March 31, 2001: $833 of the Indefeasible Right of Use License, $3,689 of deferred financing costs, $270 of frequency licenses, and $341 of deposits and other assets. At March 31, 2002, the Company reduced the liquidation value of its licenses to approximately $120, based on a recent offer from an independent third party.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. LEASE OBLIGATIONS

The Company had various operating and non-cancelable capital leases. Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying March 31, 2002 and 2001 statements of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts materially less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned statement of net liabilities in liquidation.

6. INCOME TAXES

The provision for income taxes for the years ended March 31, 2002, 2001 and 2000 is not material to the financial statements.

The Company has deferred tax assets and a corresponding 100% valuation allowance on such assets at March 31, 2002 and 2001 as follows:

                                                    2002              2001
                                                    ----              ----
      Deferred tax assets:
          Net operating loss carryforwards     $       23,000    $       23,000
                                               ---------------   ---------------

      Gross deferred tax assets                        23,000            23,000

      Valuation allowance                             (23,000)          (23,000)
                                               ---------------   ---------------

      Deferred tax assets, net                 $            -    $            -
                                               ===============   ===============

The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate of 34% to the pretax loss for the years ended March 31, 2002, 2001 and 2000 as a result of the following:

                                                             2002              2001             2000
                                                             ----              ----             ----
       Computed "expected" tax (benefit)                 $        245     $    (20,086)     $   (11,011)
       Decrease in income tax benefit resulting from:
           Stock option compensation                                -            2,128            2,461
           Other nondeductible expenses                             -              264               34
           State income tax expense                                 -                1                1
           Losses with no current benefit                           -           17,694            8,516
           Decrease in valuation allowance                       (244)               -                -
                                                         -------------    -------------     ------------

                                                         $          1     $          1      $         1
                                                         =============    =============     ============

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. INCOME TAXES (continued)

At March 31, 2002, the Company has an estimated Federal tax net operating loss carryforward of approximately $68,000 which expires through 2022, and a state net operating loss carryforward of approximately $25,000 which expires through 2007.

As a result of the Company's significant equity transactions, the Company may have experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation may be placed upon the Company's ability to realize the benefit of its net operating loss carryforward. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. Management believes sufficient uncertainty exists regarding realization of the deferred tax asset items and that a valuation allowance equal to the net deferred tax asset amount is required.

Additionally, the proposed merger discussed in Note 12 will result in some or all of the tax net operating loss carryforwards becoming unusable.

7. EQUIPMENT FINANCING AND LINE-OF-CREDIT ARRANGEMENT

In July 1999, UBN (a subsidiary of UBEE) entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") that provided for a line-of-credit of up to $7,000 ("Tranche A") as well as a term loan of up to $37,000 ("Tranche B"). However, the maximum combined borrowing under the Agreement could not exceed $37,000. Furthermore, under terms of the original Agreement, the Company was not able to borrow under Tranche B until a $30,000 equity infusion to UBN had been completed. If such infusion was not completed by October 30, 2000, the Tranche B commitment would terminate. On September 20, 2000 Nortel amended the Agreement, waiving the equity infusion requirement and converting the outstanding balance of an open account, under which Nortel advanced approximately $12,995 in equipment and services, to a draw-down under Tranche B. However, in connection with the amendment, no further borrowings under Tranche B were allowed. The Agreement is collateralized by all of the assets and the common stock of UBN. As of March 31, 2001, approximately 55% of the Company's consolidated total assets in liquidation were owned by its UBN subsidiary. The Agreement further restricts UBN from dividending or loaning funds to Universal Broadband Networks, Inc. or any of its subsidiaries.

Borrowings under Tranche A could be used for working capital and general corporate purposes, bear interest at 13%, and were scheduled to mature on July 31, 2000. On August 15, 2000, the Company borrowed $4,000 from another third party (Note 8) and partially repaid Tranche A. As of March 31, 2002 and 2001, $4,089(including interest), was outstanding under Tranche A and no additional borrowings were available. The Company obtained an amendment to the Agreement from Nortel to extend the maturity date of Tranche A to November 1, 2000. As a result of the Chapter 11 Case, the Company did not make the payment to Nortel for the outstanding balance due on Tranche A. See further discussion in Note 2.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. EQUIPMENT FINANCING AND LINE-OF-CREDIT ARRANGEMENT (continued)

Borrowings under Tranche B could only be used to finance purchases of Nortel goods and services and bore interest at the prime rate plus 3.75%. Tranche B was payable in twelve equal quarterly payments beginning November 15, 2000. No borrowings were outstanding under Tranche B at March 31, 2000, as the Company had not completed the required $30,000 equity infusion. However, as of March 31, 2000, the Company owed Nortel $6,576 for purchases of equipment and services. Additionally, as of March 31, 2000, Nortel had delivered approximately $3,700 of transmission equipment that was not completely installed until subsequent to March 31, 2000. The Company had not recorded this liability or the related fixed assets as of March 31, 2000 as the Company believed that its obligation should not be recognized until such time as the equipment is completely installed. Had the Company recorded the $3,700 in transmission equipment as of March 31, 2000, the unfinanced Nortel purchases would have totaled $10,276 at March 31, 2000. If the Company was able to complete the required equity infusion, these borrowings would be classified as Tranche B borrowings. If the required equity infusion was not completed, the Company would be required to pay for these purchases pursuant to normal vendor terms. As of June 30, 2000, no borrowings were outstanding under Tranche B, and the Company owed Nortel $12,780 on an open account for purchases of equipment and services. Effective September 20, 2000, Nortel required the Company to convert the $12,995 of unfinanced purchases into borrowings under Tranche B as a condition of amending the Agreement to waive certain covenants in order that the Company could pursue third-party equity financing opportunities and continue discussions with Nortel regarding a restructuring and expansion of the Agreement. As of March 31, 2002 and 2001, $10,388 and $13,188, respectively, (including interest) was outstanding under Tranche B. As a result of the Chapter 11 Case, the Company did not make any of the payments due to Nortel beginning November 15, 2000 as required under the terms of the payment schedule. See further discussion in Note 2.

On December 20, 2001, the Bankruptcy Court approved an order effectively disposing of the Nortel equipment via a nonjudicial foreclosure with Nortel, a significant creditor in the Chapter 11 Case. Under such agreement, the Company received $168 in cash and a reduction of the liabilities owed Nortel in an amount no less than $2,800. Such cash was received subsequently on February 5, 2002. The Company has accounted for the agreement as a disposition of the Nortel equipment for $2,968 resulting in a gain on liquidation of equipment in the amount of $1,968.

The March 31, 2002 and 2001 liability amounts set forth below have been classified as liabilities subject to compromise in the accompanying statements of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

A summary of the borrowings under the Agreement follows:

                                         March 31, 2002       March 31, 2001
                                         --------------       --------------

          Tranche A                     $         4,089      $         4,089
          Tranche B                              10,388               13,188
                                         ---------------     ----------------

          Total                         $        14,477      $        17,277
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

The Agreement has certain restrictive financial covenants that include minimum tangible net worth requirements, maximum asset-to-net-worth ratios, minimum net income requirements and other restrictions with respect to financial ratios. Furthermore, the Agreement has restrictions related to specific activities including, but not limited to, limitations on leases, timely payment of accounts payable and timely submission of certain reports to Nortel. Although the Company entered into an amendment to the Agreement that revised all such covenants effective March 31, 2000, the Company is not in compliance with any of the covenants or restrictions as of March 31, 2002 and 2001; such non-compliance will be processed by the Bankruptcy Court through the Chapter 11 proceedings.

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

8. OTHER DEBT (continued)

On June 5, 2000, the Company entered into a Note and Warrant Purchase Agreements to borrow $1,000. On July 7, 2000, this agreement was amended to include an additional $500. The agreement provided for interest at 6% per annum, with principal and accrued interest originally due in August 2000. The agreement also provided for default interest at a rate of 24% per annum. The agreement required the Company to obtain effective registration of the shares underlying the warrants issued in connection with the note (see Note 10) by August 21, 2000, and provided for a 2% per month cash penalty if such registration was not effective on said date. The agreement is personally guaranteed by the former Chairman of the Board of Directors of the Company, and collateralized by trust deeds on two of his residences. The above amounts totaling $1,500 have been dismissed by the bankruptcy court in response to a claims objection by the Company.

In conjunction with the above June 5, 2000 agreement, the Company issued warrants to the holder of the note to purchase 200,000 shares of common stock at a price of $2.88 per share and 100,000 shares at a price of $4.06. The warrants expire three years from the date of grant. The Company estimated the fair value of the warrants at $933 and $279, respectively, using the Black-Scholes Option Pricing Model, and amortized such amounts over the life of the debt, ending in August 2000.

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

9.   CAPITALIZATION

RESTRICTIONS ON DIVIDENDS

Pursuant to state law, the Company is restricted from paying dividends to its shareholders for the foreseeable future as a result of its accumulated deficit as of March 31, 2002.

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

All 2,000 shares of the December 1998 Series A Preferred Stock were converted into 867,828 shares of common stock during the year ended March 31, 2000. During the quarter ended June 30, 2000, the remaining 2,000 shares of Series A Preferred Stock were converted into 364,299 shares of common stock and $162 in related dividends ($137 of which was earned and accrued during the year ended March 31, 2000) was converted into 29,432 shares of common stock, for a total of 393,731 shares of common stock issued in connection with the Series A Preferred Stock conversions during the year ended March 31, 2001.

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

WARRANTS TO PURCHASE COMMON STOCK, FISCAL 2000

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

Due to termination of most of the Company's staff on October 17, 2000 in connection with the Chapter 11 Case, all of the options expired on January 17, 2001. No options were exercised during the year ended March 31, 2001.

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
================================================================================

The weighted average estimated fair value of options granted during the years ended March 31, 2001 and 2000 approximated $4.35 and $6.99 per share, respectively. No options were granted in the year ended March 31, 2002.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. CAPITALIZATION (continued)

The following table summarizes information about stock warrant transactions:

                                                                   Weighted
                                                Warrant            Average
                                                 Shares         Exercise Price
--------------------------------------------------------------------------------

Outstanding at March 31, 1999                            -        $           -
Warrants granted                                 1,278,032                 6.69
Warrants expired                                         -                    -
Warrants forfeited                                       -                    -
Warrants exercised                                       -                    -
--------------------------------------------------------------------------------

Outstanding at March 31, 2000                    1,278,032        $        6.69

Warrants granted                                 2,519,541                 3.36
Warrants expired                                         -                    -
Warrants forfeited                                       -                    -
Warrants exercised                                (150,000)                1.50
--------------------------------------------------------------------------------

Outstanding at March 31, 2001 and 2002           3,647,573        $        4.60
================================================================================

Exercisable at March 31, 2001 and 2002           3,647,573        $        4.60
================================================================================

The weighted average estimated fair value of warrants granted during the years ended March 31, 2001 and 2000 approximated $2.85 and $5.51 per share, respectively. No warrants were granted, expired, forfeited, or exercised during the year ended March 31, 2002.

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

The remaining operations of the Salt Lake City, Utah office were abandoned effective July 2001 due to the Company's inability to effect a sale of the office.
                                      F-38

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. RELATED PARTY TRANSACTIONS

The Company incurred $163 to an affiliate of Robert Santore for services and products during the year ended March 31, 2000. Robert Santore is the nephew of Mary Blake, the former Vice-Chairman of the Board of Directors of the Company.

In April 1999, the Company issued to JustWebit, an entity in which J.R. Marple has a substantial ownership interest, 50,000 shares valued at $102 for services. In December of 1999, the Company issued to JustWebit 25,000 shares valued at $247 for services. J.R. Marple is the son of Jon Marple, the former Chairman of the Board of Directors of the Company.

At March 31, 2000, the Company was owed $98 from JustWebit, a company whose CEO and principal shareholder is J.R. Marple. Of this amount, $50 represents the amount J.R. Marple has agreed to pay to purchase the JustWebit domain name from the Company. Such domain name was acquired in the Webit of Utah purchase during a prior year. Such amount is to be repaid to the Company through the issuance of 84,700 shares of stock of JustWebit, which are traded over-the-counter, having a fair value approximating $50. The remainder represents $31 due to the Company in connection with an acquisition during the year ended March 31, 1999 and $17 cash funds advanced during the year ended March 31, 2000. Such amounts were to be repaid to the Company through the issuance of 68,600 shares of stock of JustWebit, having a fair value approximating $60. Such shares were issued during the year ended March 31, 2001 and were restricted pursuant to Rule 144. The Company has determined the shares to be without value and has written off such balance as of March 31, 2001.

The aforementioned transactions were not conducted on an "arms-length" basis. Accordingly, the amounts tendered by the Company may be in excess of that which would have been negotiated with independent third parties in the ordinary course of business.

12. PROPOSED MERGER

As previously disclosed in the Company's March 31, 2001 financial statements, the Company had been negotiating a merger with Norstar Telecommunications, Inc. ("Norstar"). During the year ended March 31, 2001, the Company received an initial non-refundable deposit of $50 cash under terms of a binding Letter of Intent ("LOI"). However, Norstar has breached such LOI by indicating that it will not go forward with the merger.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (FORMERLY IJNT.NET, INC.)
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. PROPOSED MERGER (continued)

The Company is currently negotiating a merger with FoneFriend Inc. ("FoneFriend"). During the year ended March 31, 2002, the Company received an initial non-refundable deposit of $50 cash under terms of a binding Letter of Intent ("LOI"). Based on such binding letter of intent ("LOI") executed June 13, 2002, the principal terms of the proposed transaction are as follows: (a) FoneFriend would be merged into the Company, which would be the surviving entity, (b) the Company would receive a total of $115 in cash by the closing date, and its largest creditors would own approximately 5% of the post-merger entity, (c) such cash consideration and most of the Company's other assets would be transferred to a third party for the benefit of the Company's creditors, and
(d) FoneFriend stockholders would own the remaining 95% equity interest in the surviving entity.

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

Any proposed merger is subject to approval of the Bankruptcy Court.

13. MARCH 31, 2000 PARENT COMPANY FINANCIAL STATEMENTS

The Company has a significant subsidiary, UBN, which accounted for more than 25% of the Company's consolidated net assets as of March 31, 2000 on an absolute basis. Pursuant to UBN's equipment financing and line-of-credit arrangement (see
Note 7), UBN is restricted from dividending or loaning funds to Universal Broadband Networks, Inc. or any of its subsidiaries. Presented below is the unconsolidated condensed statements of operations and cash flows for the year ended March 31, 2000, as if the Company had accounted for UBN under the equity method of accounting.

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

13. MARCH 31, 2000 PARENT COMPANY FINANCIAL STATEMENTS (continued)

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


14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  Year Ended March 31, 2002
                                        (In thousands)


                                                 First      Second       Third      Fourth
                                                Quarter     Quarter     Quarter     Quarter
                                               ---------   ---------   ---------   ---------
Revenues                                       $     16    $      1    $     --    $     --
                                               =========   =========   =========   =========
Revenues less network expenses                 $    (27)    $    (8)    $    (4)   $     20
                                               =========   =========   =========   =========

Net loss per statement of operations           $   (294)   $   (300)   $  1,777    $   (461)
Adjustments                                           --          --          --          --
                                               ---------   ---------   ---------   ---------
Net loss available for common shareholders     $   (294)   $   (300)   $  1,777   $    (461)
                                               =========   =========   =========   =========

                               Year Ended March 31, 2001 (1)(2)
                             (In thousands except per share data)

                                                 First      Second       Third      Fourth
                                                Quarter     Quarter     Quarter     Quarter
                                               ---------   ---------   ---------   ---------

Revenues                                       $    683    $    634    $    327    $     21
                                               =========   =========   =========   =========
Revenues less network expenses                 $ (1,655)   $ (2,256)   $   (181)   $    (42)
                                               =========   =========   =========   =========

Net loss per statement of operations           $(12,327)   $(21,825)   $(22,023)   $ (2,902)
Adjustments (see Note 1)                            (23)     (1,000)         --          --
                                               ---------   ---------   ---------   ---------
Net loss available for common shareholders     $(12,350)   $(22,825)   $(22,023)   $ (2,902)
                                               =========   =========   =========   =========

Basic and diluted loss per common share        $  (0.60)   $  (1.09)   $  (1.05)
                                               =========   =========   =========

                               Year Ended March 31, 2000 (2)(3)
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
                                               =========   =========   =========   =========

(1) The above net loss available for common shareholders for the second quarter of the year ended March 31, 2001 differs from the amount reported in the Company's September 30, 2000 Form 10-Q/A. As a result of certain warrants issued in connection with the sale of convertible preferred stock (see Note
     9), the previously reported amount increased by approximately $750 ($0.04 per common share).

(2) The above loss per share amounts for each quarter were computed based on the weighted average number of common shares outstanding during each quarter.

(3) Data for the first, second and third quarters of the year ended March 31, 2000 is per the amended 10-Q filings.