Form 10-Q
period 2002-06-30
UNIVERSAL BROADBAND NETWORKS INC
filed 2002-08-14
CIK 925739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

       2030 MAIN STREET, 13TH FLOOR
           IRVINE, CALIFORNIA                                      92614
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 260-4729

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of July 31, 2002 there were 25,346,849 shares of Common Stock outstanding.

================================================================================


 Universal Broadband Networks, Inc. and Subsidiaries (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

                                      INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Statements of Net Liabilities in Liquidation as of
            June 30, 2002 (unaudited) and March 31, 2002.......................................     3

          Consolidated Condensed Statements of Changes in Net Liabilities in Liquidation
           for the three months ended June 30, 2002 and 2001 (unaudited)......................      4

          Consolidated Condensed Statements of Cash Flows for the three months ended
            June 30, 2002 and 2001 (unaudited).................................................     5

          Notes to Consolidated Condensed Financial Statements.................................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Financial
          Condition and Results of Operations..................................................    11

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk........................     *

PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings................................................................    14

     Item 2.  Changes In Securities and Use of Proceeds........................................    14

     Item 3.  Defaults Upon Senior Securities..................................................    14

     Item 4.  Submission of Matters to a Vote of Security Holders..............................    14

     Item 5.  Other Information................................................................    14

     Item 6.  Exhibits and Reports on Form 8-K.................................................    15

SIGNATURES.....................................................................................    16


* No information provided due to inapplicability of item.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Broadband Networks, Inc. and Subsidiaries (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

       CONSOLIDATED CONDENSED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)

                                     ASSETS

                                                           JUNE 30,    MARCH 31,
                                                            2002         2002
                                                          ---------    -------
                                                         (Unaudited)

Cash .................................................    $   381      $   541
Accounts receivable ..................................         36           44
Prepaid expenses and other assets ....................          3            5
Frequency licenses and access rights .................         --          120
                                                          --------     --------
     Total assets in liquidation .....................    $   420      $   710
                                                          ========     ========

                                   LIABILITIES

Post-petition accounts payable and accrued liabilities    $ 1,205      $   983
Liabilities subject to compromise ....................     54,163       54,233
                                                          --------     --------
    Total liabilities in liquidation .................     55,368       55,216
                                                          --------     --------

 Net liabilities in liquidation ......................    $54,948      $54,506
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

  Universal Broadband Networks, Inc. and Subsidiaries (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

                      CONSOLIDATED CONDENSED STATEMENTS OF
                    CHANGES IN NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                              FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED         MONTHS ENDED
                                              JUNE 30, 2002        JUNE 30, 2001
                                              -------------        -------------

Revenues                                      $          -         $         16
                                              -------------        -------------
Operating expenses:
Network expenses........................                 -                   43
Payroll and related expenses............                73                  144
General and administrative expenses.....               250                  369
Impairment charges (Note 2).............               120                    -
Other income............................                (1)                (246)
                                              -------------        -------------
        Total operating expenses........               442                  310
                                              -------------        -------------

Net loss................................      $       (442)        $       (294)
                                              =============        =============

     See accompanying notes to consolidated condensed financial statements.


  Universal Broadband Networks, Inc. and Subsidiaries (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                                        FOR THE THREE  FOR THE THREE
                                                         MONTHS ENDED   MONTHS ENDED
Change in net liabilities in liquidation:               JUNE 30, 2002  JUNE 30, 2001
                                                        -------------  -------------
  Cash ............................................      $    160       $     (2)
  Accounts receivable .............................             8              4
  Prepaid expenses and other current assets .......             2              6
  Frequency licenses and access rights ............           120             --
  Liabilities subject to compromise ...............           (70)            --
  Post-petition accounts payable and accrued
     liabilities ..................................           222            286
                                                         ---------      ---------

Increase in net liabilities in liquidation ........           442            294
Net liabilities in liquidation, beginning of period        54,506         55,228
                                                         ---------      ---------
Net liabilities in liquidation, end of period .....      $ 54,948       $ 55,522
                                                         =========      =========

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

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at June 30, 2002 and March 31, 2002, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after June 30, 2002 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

As a result of the Chapter 11 Case and management's decision to liquidate the Company, the realization of assets and liquidation of liabilities is now subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value (net of estimated known disposition costs) at June 30, 2002 and March 31, 2002. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. In the Chapter 11 Case, all of the Company's liabilities as of the Petition Date are considered subject to compromise (including the entire amount of secured claims which may be undersecured).

  Universal Broadband Networks, Inc. and Subsidiaries (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION (CONTINUED)

Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying June 30, 2002 and March 31, 2002 consolidated condensed statements of net liabilities in liquidation.

Generally, actions to enforce or otherwise effect repayment of pre-chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Pre-petition liabilities reflected in the accompanying consolidated condensed statements of net liabilities in liquidation (see Note 2) are principally based on these bankruptcy schedules. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated, and will be either amicably resolved or adjudicated by the Bankruptcy Court. Such claims do not necessarily encompass the universe of claimants, nor the amount of each claim that may be asserted against the Company in the bankruptcy proceedings. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Since management has abandoned any expectation of reorganizing the Company, Statement of Position No. 90-7, "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE," is no longer mandatory under GAAP.

The accompanying consolidated condensed statement of net liabilities in liquidation at June 30, 2002, the consolidated condensed statements of changes in net liabilities in liquidation for the three month periods ended June 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the three month periods ended June 30, 2002 and 2001 are unaudited. These financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments which (except as described in Note 2) are only of a normal recurring nature and which are necessary for a fair presentation of the consolidated net liabilities in liquidation, financial position, and results of operations for such periods. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 1, 2002.

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

The Company's bankruptcy filing resulted in non-payment of various debt amounts, as discussed in the Company's Form 10-K, filed with the SEC on July 1, 2002. Because of the combination of such defaults and cross-default provisions included in the Company's other debt agreements and in certain lease agreements, substantially all of the Company's indebtedness is in default and is now due and payable. Any repayment of such indebtedness will be the subject of the Company's Chapter 11 Case.

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code.

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The June 30, 2002 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

TRADING MARKET

The Company's common stock ceased trading on the Nasdaq National Market on October 17, 2000 at the Company's request. Since the Company no longer satisfies the requirements for continued listing on the Nasdaq National Market, by letter dated November 3, 2001, the Company requested that its securities be delisted from the Nasdaq National Market. On November 9, 2000, the Company's common stock began being quoted on the Over the Counter Bulletin Board under the ticker symbol "UNTQ"; such market is not sponsored or supported by the Company. No assurance can be given as to the continuing existence or liquidity of any trading market for the Company's common stock. Notwithstanding this market activity, the Company believes that its outstanding shares of common stock currently have nominal value.

FREQUENCY LICENSE IMPAIRMENT

The Company had been negotiating with a buyer for its frequency licenses. Terms of the sale were based upon a certain stock price of the shares of the purchaser's publicly traded stock. Due to recent market conditions, the purchaser's stock price fell below the contract value. The Company has abandoned the agreement and filed a petition with the Bankruptcy Court to abandon the frequency licenses. The Company recognized an impairment in the amount of $120 related to the frequency licenses, which is included in the accompanying consolidated condensed statements of changes in net liabilities in liquidation as of June 30, 2002.

  Universal Broadband Networks, Inc. and Subsidiaries (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.   BANKRUPTCY CASE AND RELATED MATTERS (CONTINUED)

LIABILITIES SUBJECT TO COMPROMISE

Per the Order Approving the Stipulation for Relief from Stay ("Order") entered on April 1, 2002 by the U.S. Bankruptcy Court, funds from one of the Company's cash accounts were applied to pay off a pre-petition lease obligation totaling $70. The remaining account balance of $44 was deposited into the Company's operating account effective April 16, 2002.

The June 30, 2002 and March 31, 2002 balances of unsecured and undersecured pre-petition liabilities that became subject to compromise on October 31, 2001 are as follows:

                                                   JUNE 30, 2002  MARCH 31, 2002
                                                   -------------  -------------

Secured vendor financing (Note 3) ...............     $10,388       $10,388

Estimated lease and contract rejection costs ....       7,776         7,846
Accounts payable ................................       9,441         9,441
Obligations under capital leases ................       2,642         2,642
Accrued payroll and related expenses ............         298           298
Unsecured short-term debt .......................      23,618        23,618
                                                      --------      --------
       Total liabilities subject to compromise ..     $54,163       $54,233
                                                      ========      ========

  Universal Broadband Networks, Inc. and Subsidiaries (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.    EQUIPMENT FINANCING AND LINE OF CREDIT ARRANGEMENT

In July 1999, UBN, a subsidiary of UBEE, entered into a credit agreement (the "Agreement") with Nortel Networks, Inc. ("Nortel") that provided for a line-of-credit of up to $7,000 ("Tranche A") as well as a term loan of up to $37,000 ("Tranche B"). See further discussion and details in the Company's Form 10-K for the year ended March 31, 2002, filed with the SEC on July 1, 2002.

On December 20, 2001, the Bankruptcy Court approved an order effectively disposing of the transmission equipment that was collateral for the above agreement (the "Nortel equipment") via a nonjudicial foreclosure with Nortel, a significant creditor in the Chapter 11 Case. Under such agreement, the Company received $168 in cash and a reduction of the liabilities owed Nortel in an amount no less than $2,800. Such cash was received in February 2002.

The liability amounts set forth below have been classified as liabilities subject to compromise in the accompanying statements of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

A summary of the borrowings under the Agreement follows for June 30, 2002 and March 31, 2002:

               Tranche A                 $     4,089
               Tranche B                      10,388
                                         ------------

               Total                     $    14,477
                                         ============

4.    COMMITMENTS AND CONTINGENCIES

PROPOSED MERGER

As previously disclosed in Form 10-K filed with the SEC on July 1, 2002, the Company is presently negotiating a merger with FoneFriend, Inc. ("FoneFriend"). As of June 30, 2002, the Company has received $50 cash under terms of this agreement.

The proposed transaction described above is subject to execution of a definitive merger agreement.

COURT APPROVAL OF PLAN

The Bankruptcy Court approved the Company's Plan of Reorganization as submitted by the Company on August 13, 2002. The effective date of the Plan is September 30, 2002. The Company will file an 8-K within the time specified by SEC regulations with disclosure of the Plan terms and conditions.

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

BANKRUPTCY FILING AND RELATED MATTERS

On October 31, 2001 (the "Petition Date"), Universal Broadband Networks, Inc. and four of its wholly-owned subsidiaries (collectively the "Company") filed a voluntary petition for relief (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, the Company has conducted limited activities as a debtor-in-possession under the Bankruptcy Code. See Notes 1 and 2 of the Consolidated Condensed Financial Statements for additional information.

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at June 30, 2002 and March 31, 2002, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after June 30, 2002 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

As a result of the Chapter 11 Case and management's decision to liquidate the Company, the realization of assets and liquidation of liabilities is now subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value (net of estimated known disposition costs) at June 30, 2002 and March 31, 2002. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. In the Chapter 11 Case, all of the Company's liabilities as of the Petition Date are considered subject to compromise (including the entire amount of secured claims which may be undersecured).

Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying June 30, 2002 and March 31, 2002 consolidated condensed statements of net liabilities in liquidation.

The Bankruptcy Court approved the Company's Plan of Reorganization as submitted by the Company on August 13, 2002. The effective date of the Plan is September 30, 2002. The Company will file an 8-K within the time specified by SEC regulations with disclosure of the Plan terms and conditions.

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

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying June 30, 2002 and March 31, 2002 consolidated condensed statements of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned Statements of net liabilities in liquidation.

Although legal fees and other administrative expenses to complete the Company's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying financial statements do not include any provision for such costs not yet incurred by the Company. The June 30, 2002 estimated net realizable value of total assets in liquidation will be reduced in the future by general and administrative expenses incurred subsequent to that date.

FREQUENCY LICENSE IMPAIRMENT

The Company had been negotiating with a buyer for its frequency licenses. Terms of the sale were based upon a certain stock price of the shares of the purchaser's publicly traded stock. Due to recent market conditions, the purchaser's stock price fell below the contract value. The Company has abandoned the agreement and filed a petition with the Bankruptcy Court to abandon the frequency licenses. The Company recognized an impairment in the amount of $120,000 related to the frequency licenses, which is included in the accompanying consolidated condensed statements of changes in net liabilities in liquidation as of June 30, 2002.

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

  Universal Broadband Networks, Inc. and Subsidiaries (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

COMMITMENTS AND CONTINGENCIES

PROPOSED MERGER

As previously disclosed in Form 10-K filed with the SEC on July 1, 2002, the Company is presently negotiating a merger with FoneFriend, Inc. ("FoneFriend"). As of June 30, 2002, the Company has received $50,000 cash under terms of this agreement.

The proposed transaction described above is subject to execution of a definitive merger agreement.

COURT APPROVAL OF PLAN

The Bankruptcy Court approved the Company's Plan of Reorganization as submitted by the Company on August 13, 2002. The effective date of the Plan is September 30, 2002. The Company will file an 8-K within the time specified by SEC regulations with disclosure of the Plan terms and conditions.

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

INFLATION

Management does not believe that inflation had or is likely to have any significant impact on the Company's limited operations.

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

The Bankruptcy Court approved the Company's Plan of Reorganization as submitted by the Company on August 13, 2002. The effective date of the Plan is September 30, 2002. The Company will file an 8-K within the time specified by SEC regulations with disclosure of the Plan terms and conditions.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Under terms of the secured financing agreement with Nortel, monthly payments of $1.1 million each in principal and interest under Tranche B were due and payable on April 1, May 1 and June 1, 2002. As previously disclosed, the Company did not make the payments on any of their credit agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

  Universal Broadband Networks, Inc. and Subsidiaries (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1)      Exhibits:

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Broadband Networks, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/S/ BRANDON POWELL
------------------
Brandon Powell
Executive Vice President and Secretary

/S/ BRIDGET LEGGE
------------------
Bridget Legge
Acting Chief Financial Officer

         (2)      Reports on Form 8-K:

                  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 2002

                                          UNIVERSAL BROADBAND NETWORKS, INC.

                                          /S/ BRANDON POWELL
                                          ------------------
                                          Brandon Powell
                                          Executive Vice President and Secretary