Form 10-Q
period 2002-09-30
UNIVERSAL BROADBAND NETWORKS INC
filed 2002-11-18
CIK 925739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                    FORM 10-Q
                                ________________

       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 260-4728

                          ____________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of October 31, 2002 there were 25,346,849 shares of Common Stock outstanding.

================================================================================


          UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                                       (Debtor-in-Possession)


                                                INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Statements of Net Liabilities in Liquidation as of
            September 30, 2002 (unaudited) and March 31, 2002................................     3

          Consolidated Condensed Statements of Changes in Net Liabilities in Liquidation
           for the three and six months ended September 30, 2002 and 2001 (unaudited)........     4

          Consolidated Condensed Statement of Cash Flows for the six months ended
            September 30, 2002 and 2001 (unaudited)..........................................     5

          Notes to Consolidated Condensed Financial Statements...............................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Financial
          Condition and Results of Operations................................................    12

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................     *

PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................................    16

     Item 2.  Changes In Securities and Use of Proceeds......................................    16

     Item 3.  Defaults Upon Senior Securities................................................    16

     Item 4.  Submission of Matters to a Vote of Security Holders............................    16

     Item 5.  Other Information..............................................................    16

     Item 6.  Exhibits and Reports on Form 8-K...............................................    17

SIGNATURES...................................................................................    19


* No information provided due to inapplicability of item.


  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

                          PART I--FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       CONSOLIDATED CONDENSED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)

                                     ASSETS

                                                           SEPTEMBER 30,   MARCH 31,
                                                              2002           2002
                                                            --------       --------
                                                            (Unaudited)

Cash .................................................      $ 2,386        $   541
Accounts receivable ..................................           20             44
Prepaid expenses and other assets ....................            3              5
Frequency licenses and access rights .................           --            120
                                                            --------       --------
     Total assets in liquidation .....................      $ 2,409        $   710
                                                            ========       ========

                                   LIABILITIES

Post-petition accounts payable and accrued liabilities      $ 1,455        $   983
Liabilities subject to compromise ....................       56,163         54,233
                                                            --------       --------
    Total liabilities in liquidation .................       57,618         55,216
                                                            --------       --------

 Net liabilities in liquidation ......................      $55,209        $54,506
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


                 UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                                            (Debtor-in-Possession)

                                     CONSOLIDATED CONDENSED STATEMENTS OF
                                   CHANGES IN NET LIABILITIES IN LIQUIDATION
                                            (AMOUNTS IN THOUSANDS)
                                              (LIQUIDATION BASIS)
                                                  (UNAUDITED)

                                                 FOR THE THREE         FOR THE THREE       FOR THE SIX           FOR THE SIX
                                                 MONTHS ENDED          MONTHS ENDED        MONTHS ENDED          MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------         -------------       -------------         -------------
                                                     2002                  2001               2002                   2001
                                                     ----                  ----               ----                   ----
Revenues                                         $          -         $          1         $          -         $         17
                                                 -------------        -------------        -------------        -------------
Operating expenses:
Network expenses.............................               -                    9                    -                   52
Payroll and related expenses.................              66                  122                  139                  266
General and administrative expenses..........              261                 190                  511                  559
Impairment charges (Note 2)..................               -                    -                  120                    -
Other income.................................             (65)                 (20)                 (66)                (266)
                                                 -------------        -------------        -------------        -------------
        Total operating expenses.............              262                 301                  704                  611
                                                 -------------        -------------        -------------        -------------

Net loss.....................................    $        (262)       $       (300)        $       (704)        $       (594)
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

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                                    FOR THE SIX    FOR THE SIX
                                                    MONTHS ENDED   MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
Change in net liabilities in liquidation:                2002         2001
                                                      ---------     ---------
  Cash ............................................   $ (1,845)     $    159
  Accounts receivable .............................         24             4
  Prepaid expenses and other current assets .......          2             6
  Frequency licenses and access rights ............        120            --
  Liabilities subject to compromise ...............      1,930            --
  Account payable and accrued liabilities .........        472           425
                                                      ---------     ---------

Increase in net liabilities in liquidation ........        703           594
Net liabilities in liquidation, beginning of period     54,506        55,228
                                                      ---------     ---------
Net liabilities in liquidation, end of period .....   $ 55,209      $ 55,822
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

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at September 30, 2002 and March 31, 2002, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after September 30, 2002 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

As a result of the Chapter 11 Case and management's decision to liquidate the Company, the realization of assets and liquidation of liabilities is now subject to uncertainty. The valuation of assets in liquidation is based on management's estimate of their net realizable value (net of estimated known disposition costs) at September 30, 2002 and March 31, 2002. Such values could differ materially from amounts ultimately realized in the future as the Company completes its liquidation. In the Chapter 11 Case, all of the Company's

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION (CONTINUED)

liabilities as of the Petition Date are considered subject to compromise (including the entire amount of secured claims which are undersecured).

Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying September 30, 2002 and March 31, 2002 consolidated condensed statements of net liabilities in liquidation.

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

The accompanying consolidated condensed statement of net liabilities in liquidation at September 30, 2002, the consolidated condensed statements of changes in net liabilities in liquidation for the three and six month periods ended September 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the six month periods ended September 30, 2002 and 2001 are unaudited. These financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments which (except as described in Note 2) are only of a normal recurring nature and which are necessary for a fair presentation of the consolidated net liabilities in liquidation, financial position, and results of operations for such periods. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 1, 2002.

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

COURT CONFIRMATION OF THE COMPANY'S AMENDED PLAN OF REORGANIZATION

On or about September 18, 2002, the United States Bankruptcy Court confirmed the Company's Fourth Amended Chapter 11 Plan of Reorganization, as modified (the "Plan"). Under the Plan, it is anticipated that allowed administrative claims, priority tax claims, secured claims and priority wage claims will be paid in full. Allowed general unsecured claims will be paid pro rata from funds of the bankruptcy estate, if any, remaining after payment of the aforementioned classes of claims. Shareholders will receive nothing under the Plan and shall retain no interest in the Company or any successor entity.

On the effective date of the Plan, November 15, 2002, all remaining assets of the Company were transferred to the Liquidating Trust established under the Plan. J. Michael Issa was appointed by the court to serve as Liquidating Trustee under the Plan.

Immediately subsequent to the transfer of assets to the Liquidating Trust, the Company was merged on November 15, 2002, with FoneFriend, Inc. ("FoneFriend"), a Nevada corporation, with the Company being the surviving entity. Upon closing, all of the Company's issued and outstanding shares were cancelled and extinguished pursuant to the Plan and all issued and outstanding shares of FoneFriend were converted to the right to receive ninety five percent (95%) of the shares of the merged Company. The Liquidating Trustee retains five percent (5%) of the shares of the merged Company for the benefit of the Company's creditors who are entitled to payment under the Plan. As of September 30, 2002, the Company has received the agreed upon amount of $110 from FoneFriend in connection with this agreement.

One year after the closing of the merger, the Liquidating Trustee can liquidate or distribute the retained shares. Under the Plan, there will be no dilution of the interest of the Liquidating Trust in the merged Company until the liquidation or distribution of the shares. Commencing one year after the merger closing, the merged Company may be required, at the Liquidating Trustee's option, to redeem all or part of the shares held by the Liquidating Trust for $3,000, or a pro rata portion thereof if less than all of the shares are redeemed.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.   BANKRUPTCY CASE AND RELATED MATTERS (CONTINUED)

PAYMENT OF RETAINED PROFESSIONALS IN THE BANKRUPTCY CASES OF THE COMPANY AND ITS SUBSIDIARIES

On or about October 10, 2002, the United States Bankruptcy Court approved the final fee applications of the Company's and the Committee of Unsecured Creditors' counsel and accountants in the consolidated bankruptcy cases of the Company and its subsidiary IJNT, Inc. Under the court's order, the Company paid the remaining administrative claims of its and the Committee's professionals in the amount of $1,359. Such amounts have been recorded in the accompanying financial statements as "Post petition accounts payable and accrued liabilities." The September 30, 2002 estimated net realizable value of total assets in liquidation will be reduced in the future by any additional general and administrative expenses incurred subsequent to that date.

In addition to the payments made by the Company pursuant to the order, two of the Company's professionals may receive incremental bonuses ranging from $20 to $125 if the one year post-merger value of the stock retained from the merger of the Company and FoneFriend, Inc. for the benefit of the creditors exceeds $750. Due to the uncertainity of such valuation, these amounts have not been accrued in the accompanying financial statements.

On or about November 13, 2002, the United States Bankruptcy Court approved the final fee applications of the Company's and the Committee of Unsecured Creditors' counsel in the bankruptcy case of subsidiary UBN. Under the court's order, UBN paid the remaining administrative claims of its and the Committee's professionals in the amount of $63.

On or about November 11, 2002, the subsidiary's counsel in the bankruptcy case of subsidiary Man Rabbit House Multimedia, Inc. filed a final fee application, requesting fees and costs in the amount $21. The Company anticipates the approval of the fee application by the court within approximately thirty days. No professionals have been retained by the Committee of Unsecured Creditors in the Man Rabbit House case.

CONVERSION OF THE BANKRUPTCY CASES OF CERTAIN SUBSIDIARIES FROM CHAPTER 11 TO CHAPTER 7

On or about November 1, 2002, the United States Bankruptcy Court ordered the conversion of the bankruptcy case of subsidiary UBEE from Chapter 11 to Chapter
7. No trustee was appointed for the UBEE bankruptcy estate because there were no assets in the subsidiary.

On or about November 15, 2002, the United States Bankruptcy Court ordered the conversion of the bankruptcy case of subsidiary Man Rabbit House Multimedia, Inc. from Chapter 11 to Chapter 7. Richard Marshack, Esq. was appointed by the court as trustee for the subsidiary's bankruptcy estate.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.   BANKRUPTCY CASE AND RELATED MATTERS (CONTINUED)

FREQUENCY LICENSE IMPAIRMENT

The Company had been negotiating with a buyer for its frequency licenses. Terms of the sale were based upon a certain stock price of the shares of the purchaser's publicly traded stock. Due to recent market conditions, the purchaser's stock price fell below the contract value. A stipulation to abandon the licenses was executed on August 21, 2002 with the Federal Communications Commission ("FCC"). The motion to approve the stipulation was filed on November 6, 2002 in the Bankruptcy Court and will become automatically approved if no objections are filed with the Court within 15 days from such date. The Company recognized the impairment of the frequency licenses in June 2002 totaling $120.

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

See Note 3 below for discussion of the increase in the amount of unsecured short-term debt.

The September 30, 2002 and March 31, 2002 balances of unsecured and undersecured pre-petition liabilities that became subject to compromise on October 31, 2000 are as follows:

                                                       SEPTEMBER 30,   MARCH 31,
                                                          2002           2002
                                                          ----           ----

Secured vendor financing (Note 3)                        $10,388       $10,388

Estimated lease and contract rejection costs               7,776         7,846
Accounts payable                                           9,441         9,441
Obligations under capital leases                           2,642         2,642
Accrued payroll and related expenses                         298           298
Unsecured short-term debt                                 25,618        23,618
                                                         --------      --------
       Total liabilities subject to compromise           $56,163       $54,233
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

NORTEL SETTLEMENT

On or about July 31, 2002, the United States Bankruptcy Court approved the negotiated settlement of the Company's adversary proceeding filed during April 2001 against Nortel Networks in the Company's Bankruptcy Case. The Company asserted in the adversary proceeding that Nortel had received an avoidable preference payment of $4,000 from the Company prior to the filing of bankruptcy petitions by the Company and its subsidiaries on October 31, 2000. Under the settlement, Nortel paid the Company $2,000; and Nortel's remaining general unsecured claim in the bankruptcy was increased by the same amount. The Company and Nortel also executed mutual releases of any other claims between them as part of the settlement.

The liability amounts set forth below have been classified as liabilities subject to compromise in the accompanying statements of net liabilities in liquidation because the estimated net realizable value of UBN's assets is less than the amount owed to Nortel.

A summary of the borrowings under the Agreement follows for September 30, 2002 and March 31, 2002:

                                           September 30,        March 31,
                                               2002               2002
                                               ----               ----
         Tranche A                            $ 6,089            $ 4,089
         Tranche B                             10,388             10,388
                                              --------           --------
         Total                                $16,477            $14,477
                                              ========           ========

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

In early January 2001, after considering current industry conditions and other factors (and in consultation with the creditors committee formed during bankruptcy proceedings), management concluded that reorganization was not feasible. A decision to liquidate the Company was reached at that time, and liquidation commenced soon thereafter. Thus, the Company is no longer engaged in the conduct of business and now operates for the sole purpose of holding and liquidating its assets. The Company expects that its assets will either be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. As a result, the Company changed its basis of accounting effective December 31, 2000 (and for periods ending subsequent to that date) from the going-concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, at September 30, 2002 and March 31, 2002, assets have been reported at estimated net realizable value (with an allowance for known disposition costs), assuming an orderly liquidation. Liabilities are presented based on the estimated amount expected to be allowed by the Bankruptcy Court, even though certain obligations may be adjudicated or settled for lesser amounts as described in Note 2. Differences between (a) the estimated revalued amounts of assets and liabilities and (b) actual cash transactions and other events after September 30, 2002 will be recognized in the period in which they are susceptible of reasonable estimation in accordance with GAAP.

Pre-petition liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 Case have been segregated and classified as liabilities subject to compromise in the accompanying September 30, 2002 and March 31, 2002 consolidated condensed statements of net liabilities in liquidation.

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

Subsequent to the Petition Date, the Company rejected substantially all of its lease obligations and other executory contracts pursuant to the provisions of the Bankruptcy Code. The Company has recorded the liabilities associated with these rejected contracts based upon management's estimate of the maximum potential liability, and reflected such amounts in the accompanying September 30, 2002 and March 31, 2002 statements of net liabilities in liquidation. These claims, however, are subject to certain limitations imposed by the Bankruptcy Code and applicable state law. Consequently, such claims may be settled or adjudicated in amounts less than those recorded by the Company; however, it is not currently possible to reasonably estimate the impact of these limitations. Pursuant to the provisions of the Bankruptcy Code, these liabilities are treated as pre-petition claims and reflected as "liabilities subject to compromise" in the aforementioned Statements of net liabilities in liquidation.

COURT CONFIRMATION OF THE COMPANY'S AMENDED PLAN OF REORGANIZATION

On or about September 18, 2002, the United States Bankruptcy Court confirmed the Company's Fourth Amended Chapter 11 Plan of Reorganization, as modified (the "Plan"). Under the Plan, it is anticipated that allowed administrative claims, priority tax claims, secured claims and priority wage claims will be paid in full. Allowed general unsecured claims will be paid pro rata from funds of the bankruptcy estate, if any, remaining after payment of the aforementioned classes of claims. Shareholders will receive nothing under the Plan and shall retain no interest in the Company or any successor entity.

On the effective date of the Plan, November 15, 2002, all remaining assets of the Company were transferred to the Liquidating Trust established under the Plan. J. Michael Issa was appointed by the court to serve as Liquidating Trustee under the Plan.

Immediately subsequent to the transfer of assets to the Liquidating Trust, the Company was merged on November 15, 2002, with FoneFriend, Inc. ("FoneFriend"), a Nevada corporation, with the Company being the surviving entity. Upon closing, all of the Company's issued and outstanding shares were cancelled and extinguished pursuant to the Plan and all issued and outstanding shares of FoneFriend were converted to the right to receive ninety five percent (95%) of the shares of the merged Company. The Liquidating Trustee retains five percent (5%) of the shares of the merged Company for the benefit of the Company's creditors entitled to payment under the Plan. As of September 30, 2002, the Company has received the agreed upon amount of $110,000 from FoneFriend in connection with this agreement.

One year after the closing of the merger, the Liquidating Trustee can liquidate or distribute the retained shares. Under the Plan, there will be no dilution of the interest of the Liquidating Trust in the merged Company until the liquidation or distribution of the shares. Commencing one year after the merger closing, the merged Company may be required, at the Liquidating Trustee's option, to redeem all or part of the shares held by the Liquidating Trust for $3.0 million or a pro rata portion thereof if less than all of the shares are redeemed.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PAYMENT OF RETAINED PROFESSIONALS IN THE BANKRUPTCY CASES OF THE COMPANY AND ITS SUBSIDIARIES

On or about October 10, 2002, the United States Bankruptcy Court approved the final fee applications of the Company's and the Committee of Unsecured Creditors' counsel and accountants in the consolidated bankruptcy cases of the Company and its subsidiary IJNT, Inc. Under the court's order, the Company paid the remaining administrative claims of its and the Committee's professionals in the amount of $1.3 million. Such amounts have been recorded in the accompanying financial statements as "Post petition accrued liabilities." The September 30, 2002 estimated net realizable value of total assets in liquidation will be reduced in the future by any additional general and administrative expenses incurred subsequent to that date.

In addition to the payments made by the Company pursuant to the order, two of the Company's professionals may receive incremental bonuses ranging from $20,000 to $125,000 if the one year post-merger value of the stock retained from the merger of the Company and FoneFriend for the benefit of the creditors exceeds $750,000. Due to the uncertainity of such valuation, these amounts have not been accrued in the accompanying financial statements.

On or about November 13, 2002, the United States Bankruptcy Court approved the final fee applications of the Company's and the Committee of Unsecured Creditors' counsel in the bankruptcy case of subsidiary UBN. Under the court's order, UBN paid the remaining administrative claims of its and the Committee's professionals in the amount of $62,771.

On or about November 11, 2002, the subsidiary's counsel in the bankruptcy case of subsidiary MRHM filed a final fee application, requesting fees and costs in the amount $20,542. The Company anticipates the approval of the fee application by the court within approximately thirty days. No professionals have been retained by the Committee of Unsecured Creditors in the Man Rabbit House case.

CONVERSION OF THE BANKRUPTCY CASES OF CERTAIN SUBSIDIARIES FROM CHAPTER 11 TO CHAPTER 7

On or about November 1, 2002, the United States Bankruptcy Court ordered the conversion of the bankruptcy case of subsidiary UBEE from Chapter 11 to Chapter
7. No trustee was appointed for the UBEE bankruptcy estate because there were no assets in the subsidiary.

On or about November 13, 2002, the United States Bankruptcy Court ordered the conversion of the bankruptcy case of subsidiary Man Rabbit House Multimedia, Inc. from Chapter 11 to Chapter 7. Richard Marshack, Esq. was appointed by the court as trustee for the subsidiary's bankruptcy estate.

NORTEL SETTLEMENT

On or about July 31, 2002, the United States Bankruptcy Court approved the negotiated settlement of the Company's adversary proceeding filed during April, 2001 against Nortel Networks in the Company's Bankruptcy Case. The Company asserted in the adversary proceeding that Nortel had received an avoidable preference payment of $4.0 million from the Company prior to the filing of bankruptcy petitions by the Company and its subsidiaries on October 31, 2000. Under the settlement, Nortel paid the Company $2.0 million; and Nortel's remaining general unsecured claim in the bankruptcy was increased by the same amount. The Company and Nortel also executed mutual releases of any other claims between them as part of the settlement.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FREQUENCY LICENSE IMPAIRMENT

The Company had been negotiating with a buyer for its frequency licenses. Terms of the sale were based upon a certain stock price of the shares of the purchaser's publicly traded stock. Due to recent market conditions, the purchaser's stock price fell below the contract value. A stipulation to abandon the licenses was executed on August 21, 2002 with the Federal Communications Commission ("FCC"). The motion to approve the stipulation was filed on November 6, 2002 in the Bankruptcy Court and will become automatically approved if no objections are filed with the Court within 15 days from such date. The Company recognized the impairment of the frequency licenses in June 2002 totaling $120,000.

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

The Bankruptcy Court approved the Company's Plan of Reorganization as submitted by the Company on August 13, 2002. The effective date of the Plan is September 31, 2002. The Company will file an 8-K within the time specified by SEC regulations with disclosure of the Plan terms and conditions.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Under terms of the secured financing agreement with Nortel, monthly payments of $1.1 million each in principal and interest under Tranche B were due and payable monthly on April 1, through September 1, 2002. As previously disclosed, the Company did not make the payments on any of their credit agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits:

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

                      302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Broadband Networks, Inc. on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Brandon Powell, Executive Vice President and Secretary of the Company, sold officer of the Registrant pursuant to its Chapter 11 Bankruptcy proceedings, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Broadband Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002
/S/ BRANDON POWELL
-------------------------------
Brandon Powell
Executive Vice President and Secretary
Note - The positions of Chief Executive Officer and Principal Accountant are currently vacant.

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned is the sole remaining officer of Universal Broadband Networks, Inc. pursuant to the Company's Chapter 11 bankruptcy proceedings. The Company has had no board of directors during the pendency of the bankruptcy case, and has operated during the case under the authority of the United States Bankruptcy Court and the Committee of Unsecured Creditors and Liquidating Trustee appointed in the case. In connection with the Quarterly Report of Universal Broadband Networks, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/S/ BRANDON POWELL
--------------------
Brandon Powell
Executive Vice President and Secretary

Note - The positions of Chief Executive Officer and Principal Accountant are currently vacant.


     (2)  Reports on Form 8-K:

          None

  UNIVERSAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES (formerly IJNT.net, Inc.)
                             (Debtor-in-Possession)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 15, 2002

                                          UNIVERSAL BROADBAND NETWORKS, INC.

                                          /S/ BRANDON POWELL
                                          ------------------
                                          Brandon Powell
                                          Executive Vice President and Secretary