Form 10-Q/A
period 2002-09-30
UNIVERSAL BROADBAND NETWORKS INC
filed 2002-11-21
CIK 925739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                    FORM 10-Q/A
                                ________________

/X/ AMENDED AND RESTATED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

On the effective date of the Plan, November 20, 2002, the Plan mandates that all remaining assets of the Company will be transferred to the Liquidating Trust established under the Plan. J. Michael Issa was appointed by the court to serve as Liquidating Trustee under the Plan.

Concurrently with the transfer of assets to the Liquidating Trust, the Company's merger under the Plan with FoneFriend, Inc. ("FoneFriend"), a Nevada corporation, will be effective, with the Company being the surviving entity. Upon closing, all of the Registrant's then issued and outstanding shares of capital stock will be cancelled and extinguished pursuant to the Plan. The Registrant will then issue 2,200,000 shares of newly created common stock in favor of FoneFriend, in exchange for all of FoneFriend's assets and 115,750 shares of newly created common stock in favor of the Liquidating Trust. As a result, the Registrant will have a total of 2,315,750 shares of newly created common stock issued and outstanding of which FoneFriend will own ninety-five percent (95%) and J. Michael Issa, Esq., as Trustee of the Liquidating Trust will own five percent (5%). FoneFriend management will then distribute the Registrant's shares received to its shareholders, on a pro-rata basis. Each shareholder of FoneFriend will receive one (1) share of the Registrant's common stock for every four (4) shares of FoneFriend common stock held by him or her. Immediately subsequent to the merger, the Registrant will authorize the issuance of 820,361 shares of a newly created Series A Preferred Stock (each share of which is convertible into one share of common stock) to be issued to those FoneFriend shareholders who held shares of FoneFriend's preferred stock prior to the merger. The Registrant will then issue an additional 4,600,000 shares of common stock to various personnel in management and consultant positions in order to retain their services, an additional 423,000 shares of common stock to Dennis H. Johnston as compensation for his services in connection with the merger between the Registrant and FoneFriend and an additional 307,250 shares of common stock to the Liquidating Trust so as to be in compliance with the Antidilution Protection provisions of paragraph 4.3 of the Plan.

Consequently, subsequent to the merger and pursuant to the merger agreement and Plan, the merged entity will have 7,646,000 shares of common stock and 820,361 shares of Series A preferred stock (convertible into common stock) issued and outstanding, all of which will be new shares.

As of September 30, 2002, the Registrant has received the agreed upon amount of $115,000 from FoneFriend in connection with the merger agreement.

One year after the closing of the merger, the Liquidating Trustee can liquidate or distribute the retained shares. Under the Plan, there will be no dilution of the interest of the Liquidating Trust in the merged Company until the liquidation or distribution of the shares other than as is more specifically set forth in Section 3.8 of the merger agreement. Commencing one year after the merger closing, the merged Company may be required, at the Liquidating Trustee's option, to redeem all or part of the shares held by the Liquidating Trust for $3,000,000 or a pro rata portion thereof if less than all of the shares are redeemed, provided that the Registrant has on hand sufficient surplus capital to provide for full payment of the redemption price and is otherwise permitted to consummate such redemption under applicable law.

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