Form 10-Q
period 2002-12-31
FONEFRIEND  INC
filed 2003-02-19
CIK 925739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

                          ----------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 0-24408

                                FONEFRIEND, INC.
             (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                             33-0611753
(State of Incorporation)                            (I.R.S. Employer ID Number)

                           2722 Loker Avenue, Suite G
                               Carlsbad, CA 92008
                    (Address of Principal Executive Offices)

                                 (760) 607-2330
              (Registrant's Telephone Number, Including Area Code)

                          ----------------------------

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of December 31, 2002, there were 821,361 shares of Preferred Stock and 8,471,000 shares of Common Stock outstanding.

                                FONEFRIEND, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Balance Sheets at December 31, 2002 and September 30, 2002............2

         Statements of Operations for the three month pro-forma periods ended December 31, 2002 and September 30, 2002........................3

         Statements of Cash Flows for the three-month pro-forma
         periods ended December 31, 2002 and September 30, 2002................4

         Statements of Stockholders' Equity for the three month pro-forma periods ended December 31, 2002 and September 30, 2002................5

         Notes to Financial Statements (Unaudited).............................7


    Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations........................................11

   PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings................................................13

    Item 2.  Changes in Securities and use of Proceeds........................13

    Item 3.  Other Information................................................13

    Item 4.  Exhibits and Reports on Form 8-K.................................13

                                FONEFRIEND, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      BALANCE SHEETS
                                   (Amounts in Dollars)

                                          ASSETS

                                                              December 31,   September 30,
                                                                 2002            2002
                                                              ------------   ------------
Current Assets
         Cash in banks and on hand                            $    15,966    $    35,422
         Inventory-equipment                                  $    16,000    $    16,000
         Stock subscriptions receivable                       $        --    $     3,500
         Current portion of prepaid expenses                  $   108,750    $        --
                                                              ------------   ------------
         Total current assets                                 $   140,716    $    54,922
                                                              ------------   ------------
Furniture & equipment, net of depreciation - Note 3           $    10,907    $    12,719
                                                              ------------   ------------
Other Assets
         Non-current prepaid expenses and deposits            $   124,514    $    40,948
         Capitalized development costs                        $ 1,676,305    $ 1,661,305
         Technology rights, FoneFriend license                $   300,000    $   300,000
         Note receivable                                      $        --    $    38,600
         Stock in FoneFriend Systems, Inc.                    $   150,000    $   150,000
         Organizational costs, net of amortization - Note 3   $       101    $       140
                                                              ------------   ------------
         Total other assets                                   $ 2,250,920    $ 2,190,993
                                                              ------------   ------------
TOTAL ASSETS                                                  $ 2,402,543    $ 2,258,634
                                                              ============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                     $    24,303    $       802
         Loans from officers                                  $    63,728    $       195
                                                              ------------   ------------
         Total current liabilities                            $    88,031    $       997
                                                              ------------   ------------
TOTAL LIABILITIES                                             $    88,031    $       997
                                                              ------------   ------------
Stockholders' Equity - Note 4
         Preferred stock, $.001 par value, authorized
         50,000,000 shares, issued and outstanding
         821,361 shares                                       $       821    $        --
         Common stock, $.001 par value, authorized
         200,000,000 shares, issued and outstanding,
         8,471,000 at December 31, 2002 and 9,041,861
         at September 30, 2002                                $     8,471    $     9,042
         Additional paid in capital                           $ 3,741,367    $ 3,496,597
         Operating deficit                                    $(1,436,147)   $(1,248,002)
                                                              ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                    $ 2,314,512    $ 2,257,637
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 2,402,543    $ 2,258,634
                                                              ============   ============

                      See Accompanying Notes to Financial Statements

                                             2


                                    FONEFRIEND, INC.

                                STATEMENTS OF OPERATIONS
                                  (Amounts in Dollars)

                                                           For The Three Months Ended
                                                           ---------------------------
                                                            December 31,  September 30,
                                                               2002           2002
                                                           ------------   ------------
Revenue                                                    $        --    $        --
                                                           ------------   ------------
Expenses
         Advertising                                       $       894    $     3,926
         Automobile                                        $       234    $     3,248
         Commissions related to fund raising activity      $        --    $    18,888
         Consulting fees                                   $    77,091    $    57,720
         Depreciation and amortization                     $     3,182    $        --
         Insurance                                         $     1,632    $     2,447
         Legal fees                                        $    11,223    $     4,529
         Meals and entertainment                           $       100    $     4,708
         Office supplies                                   $     2,654    $     2,413
         Officer/stockholder payments                      $    16,533    $    12,500
         Salaries and payroll                              $    39,804    $    59,964
         Postage                                           $       215    $     1,216
         Accounting fees                                   $    23,020    $     4,350
         Rent                                              $     3,000    $     7,029
         Repairs and maintenance                           $       714    $     1,855
         Returned check                                    $        --    $    10,000
         Secretarial service                               $     2,578    $       710
         Telephone                                         $     2,343    $     5,891
         Travel                                            $     1,501    $     7,682
         Utilities                                         $       429    $       878
         Other                                             $     2,327    $     1,362
                                                           ------------   ------------
                  Total expenses                           $   189,474    $   211,316
                                                           ------------   ------------
                  Loss from development stage operations   $  (189,474)   $  (211,316)
                                                           ============   ============

                     See Accompanying Notes to Financial Statements

                                           3


                                        FONEFRIEND, INC.

                                    STATEMENTS OF CASH FLOWS
                                      (Amounts in Dollars)

                                                                   For The Three Months Ended
                                                                  -----------------------------
                                                                  December 31,    September 30,
                                                                      2002            2002
                                                                  -------------   -------------
Operating Activities
         Loss from development stage operations                   $   (189,474)   $   (211,316)

         Adjustments to loss from development stage operations:
                  Prepaid expenses                                $   (192,000)   $     (3,000)
                  Inventory-equipment                             $         --    $    (10,000)
                  Accounts payable                                $     23,500    $        803
                  Depreciation and amortization                   $      3,182    $      1,337
                  Deposits                                        $       (316)   $    (15,448)
                  Officer loan                                    $    102,133    $         --
                  Other                                           $          7    $     (6,172)
                                                                  -------------   -------------
         Net cash provided (used) by development
         stage operations                                         $   (252,968)   $   (243,796)
                                                                  -------------   -------------
Investing Activities
         Increase in capitalized development costs                $    (15,000)   $   (113,000)
                                                                  -------------   -------------
         Net cash provided (used) in investing activities         $    (15,000)   $   (113,000)
                                                                  -------------   -------------
Financing Activities
         Preferred stock                                          $        820    $         --
         Stock subscriptions                                      $      3,500    $         --
         Common stock and paid in capital                         $    244,199    $     14,990
                                                                  -------------   -------------
         Net cash provided by financing activities                $    248,519    $     14,990
                                                                  -------------   -------------
Net cash increase (decrease) for the period                       $    (19,449)   $   (341,806)

Cash at beginning of period                                       $     35,415    $    377,221
                                                                  -------------   -------------
Cash at end of period                                             $     15,966    $     35,415
                                                                  =============   =============

                         See Accompanying Notes to Financial Statements

                                               4


                                      FONEFRIEND, INC.

                             STATEMENTS OF STOCKHOLDERS'EQUITY
                                    (Amounts in Dollars)

                                                 Additional                      Total
                   No. Shares         Par          Paid-In     Accumulated    Stockholders'
                   Outstanding       Value         Capital       Deficit         Equity
                   ------------   ------------   ------------  ------------   ------------
Common shares
-------------
Beginning
balance, July
1, 2002              8,956,361    $     8,956    $ 3,069,182   $(1,036,686)   $ 2,041,452

Loss from
operations                                                     $  (211,316)   $  (211,316)

Common shares
issued September
30, 2002                85,500    $        86    $   427,415                  $   427,501
                   ------------   ------------   ------------  ------------   ------------
Balance,
September
30, 2002             9,041,861    $     9,042    $ 3,496,597   $(1,248,002)   $ 2,257,637

Loss from
Operations to
November
21, 2002                                                       $  (118,281)   $  (118,281)

Common shares
cancelled             (300,000)   $      (300)                                $      (300)

Common shares
issued November
21, 2002                58,139    $        58    $    29,942   $              $    30,000
                   ------------   ------------   ------------  ------------   ------------
Total common
shareholders'
equity pre-
merger, November
21, 2002             8,800,000    $     8,800    $ 3,526,539   $(1,366,283)   $ 2,169,056
                   ------------   ------------   ------------  ------------   ------------

MERGER OF FONEFRIEND, INC. (NEVADA CORPORATION) ON
NOVEMBER 21, 2002 WITH AND INTO FONEFRIEND, INC.
(DELAWARE CORPORATION)

Exchange of
Nevada shares
for Delaware
shares               2,200,000    $     2,200

Issue new
Deleware
Shares:
Management           4,600,000    $     4,600


                                      FONEFRIEND, INC.

                             STATEMENTS OF STOCKHOLDERS'EQUITY
                                    (Amounts in Dollars)

                                                 Additional                      Total
                   No. Shares         Par          Paid-In     Accumulated    Stockholders'
                   Outstanding       Value         Capital       Deficit         Equity
                   ------------   ------------   ------------  ------------   ------------

Common shares
Creditor's Trust       423,000    $       423
D. Johnston            423,000    $       423

Transfer par
value to paid-
in capital                        $    (1,154)   $     1,154

Loss from operations
from November
21, 2002 to
December
31, 2002                                                       $   (69,864)   $   (69,864)

Issue common
shares to
consultants,
December 10,
2002                   825,000    $       825    $   213,675                  $   214,500
                   ------------   ------------   ------------  ------------   ------------
Total common
shareholders'
equity, December
31, 2002
Delaware
corporation          8,471,000    $     8,471    $ 3,741,367   $(1,436,147)   $ 2,313,691

Preferred shares
----------------
Preferred shares
issued November
21, 2002, Nevada       821,361    $       821                                 $       821

Cancel Nevada
preferred shares,
November 21,
2002                  (821,361)   $      (821)                                $      (821)
                   ------------   ------------   ------------  ------------   ------------
Issue Delaware
preferred shares
for Nevada
preferred shares,
November 21,
2002                   821,361        $   821                                 $       821
                   ------------   ------------   ------------  ------------   ------------
Total stockholders'
equity, December
31, 2002                                                                      $ 2,314,512
                                                                              ============

                           See Accompanying Notes to Financial Statements

                                                6

                                FONEFRIEND, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 - DESCRIPTION OF BUSINESS

A.       Background

FoneFriend, Inc. ("FoneFriend" or the "Company") was incorporated on April 24, 2001, under the laws of the State of Nevada, and on November 21, 2002, was merged with and into Universal Broadband Networks, Inc. (UBNT), a Delaware corporation, which subsequently changed its name to FoneFriend, Inc. The Company maintains a corporate office at 2722 Loker Avenue, Suite G, Carlsbad, California 92008. The Company's telephone number is: (760) 607-2330.

The Company is a development stage enterprise and has not generated any revenue during its brief history. The primary business of the Company is to market an Internet telephony device and related services to customers worldwide, called the "FoneFriend". The underlying technology of FoneFriend has been licensed by the Company from FoneFriend Systems, Inc. and will enable the Company's subscribers to make and receive unlimited long distance telephone calls over the Internet, using only their standard residiential telephone set (without the need for a computer), for a low monthly fee of $15.00 or less. Due to the small cost of transmitting calls over the Internet, the Company anticipates that it will realize significant profit margins, well in excess of the traditional telecommunications industry.

B.       Basis of Presentation

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") which contemplates continuation of the Company as a going concern. Management is attempting to raise additional capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Fiscal Year

The Company's fiscal year is March 31 (after the above-described merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware). The accompanying unaudited financial statements are for December 31, 2002 and September 30, 2002 and the respective three month periods then ended.

B.       Significant Estimates

In the process of preparing its financial statements in accordance with GAAP, the Company estimates the carrying value of certain assets and liabilities that are subjective

                                FONEFRIEND, INC.

 in nature. The primary estimates included in the Company's financial statements include capitalized development costs and the ongoing value of its purchased technology license.

C.       Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturity dates of three months or less at the date of purchase. These items are carried at cost, which approximates fair value due to their short-term maturity dates.

D.       Prepaid Expenses and other Current Assets

The Company has cash outlays in advance of expense recognition for items such as rent, interest, financing fees, and service contracts. All amounts identified as prepaid expenses that will be utilized during the next twelve months are identified as current assets, while any portion that will not be utilized during the next twelve months are classified as non-current assets. Certain of such expenses are paid for by the Company through the issuance of consultancy shares. Such shares are valued at the current net book value.

E.       Furniture and Equipment

Furniture and equipment are carried at cost and depreciated over the estimated useful lives of the individual assets.

F.       Capitalized Development Costs

Capitalized development costs consist of expenditures made by the Company to improve the product and develop marketing channels for the product, and which are deemed by management to have future value to the Company. Such capitalized development costs will be amortized over the estimated useful life once product sales begin.

G.       Technology Rights, FoneFriend License

The Company purchased a license to use the FoneFriend technology for a period of ten years from FoneFriend Systems, Inc. under a license agreement dated April 30, 2001. This license agreement allows the Company to manufacture, market and utilize a proprietary technology referred to as FoneFriend. During the development stage operations, the Company is carrying the asset at cost and will begin amortization over the remaining life of the license when product sales begin. The remaining value to the Company will be reviewed quarterly and if management determines that impairment of the asset has occurred, the carrying value will be adjusted accordingly.

                                FONEFRIEND, INC.

H. Stock in FoneFriend Systems, Inc.

The Company purchased stock in FoneFriend Systems, Inc. as a long-term investment. Such investment is carried at cost and will be evaluated periodically by management to determine whether impairment has occurred. Should management determine that the value has been impaired, the carrying value will be adjusted accordingly.

NOTE 3 - DEPRECIATION AND AMORTIZATION

The Company's management has estimated the useful lives of furniture, equipment and certain organization costs. The following tables show the gross asset amounts and the accumulated depreciation and amortization:

A.       Furniture and Equipment
                                                               2002
                                                     ---------------------------
                                                     December 31,   September 30
                                                     ------------   ------------
         Cost                                        $   15,840     $    15,846
         Less accumulated depreciation               $   (4,933)    $    (3,127)
                                                     ------------   ------------

                  Net value                          $    10,907    $    12,719
                                                     ============   ============

B.       Organizational Costs
                                                               2002
                                                     ---------------------------
                                                     December 31,   September 30
                                                     ------------   ------------

         Cost                                        $       195    $       195
         Less accumulated depreciation               $       (94)   $       (55)
                                                     ------------   ------------
                  Net value                          $       101    $       140
                                                     ============   ============

NOTE 4 - MERGER AND CAPITAL STOCK

The merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware was consummated on November 21, 2002 wherein the assets of FoneFriend, Inc. of Nevada were acquired by Universal Broadband Networks, Inc. ("UBNT") in a tax-free reorganization pursuant to IRC 368 (the "Merger"). The Merger was effectuated as a "C" type reorganization whereby UBNT issued stock in exchange for all of the assets FoneFriend, Inc. of Nevada, after which that corporation was dissolved. UBNT was the surviving corporation and changed its name to FoneFriend, Inc. (a Delaware corporation) immediately subsequent to the Merger.

                                FONEFRIEND, INC.

Pursuant to the express terms of the Fourth Amended Plan of Reorganization, as approved by the U.S. Bankruptcy court (the "Plan"), the Merger was accomplished as follows:

1. All of UBNT's issued and outstanding shares of capital stock were cancelled and extinguished and the stockholders of UBNT prior to the Merger have no further interest or rights in UBNT.

2. UBNT issued 2,200,000 shares of newly created common stock in favor of FoneFriend, Inc. (Nevada corporation) in exchange for all of FoneFriend, Inc.'s assets and 115,750 of newly created common stock in favor of a Liquidating Trust for the benefit of UBNT's creditors. As a result, the merged entity had a total of 2,315,750 shares of newly created common stock issued and outstanding, of which former shareholders of the dissolved Nevada corporation owned 95%, and J. Michael Issa, Esq., as Trustee of the Liquidating Trust (which was created under the Plan for the benefit of creditors), owned 5%.

3. The issuance of stock pursuant to the Plan, as filed within the U.S. Bankruptcy Court, was ordered by the Court to be exempt from all applicable Federal, State and local securities law pursuant to 11 U.S.C. ss.1145 (a).

4. The dissolved Nevada corporation's management distributed the newly issued 2,200,000 shares of FoneFriend, Inc. (Delaware corporation) to its former shareholders, on a pro-rata basis. Each of such former shareholders received one share of stock in FoneFriend, Inc. (Delaware corporation) for every four shares held in the dissolved Nevada corporation.

5. Immediately subsequent to the Merger, the Company authorized the issuance of 821,361 shares of an newly created Series A Preferred Stock (each share of which is convertible into one share of common stock) to be issued to shareholders of preferred stock in the dissolved Nevada corporation prior to the Merger.

6. The Company then issued 4,600,000 shares of common stock to various management personnel and consultants in order to hire or retain their services. The Company also issued 423,000 shares of common stock to Dennis H. Johnston, Esq. as compensation for his services in connection with the Merger. Additionally, the company issued 307,250 shares of common stock to the Liquidating Trust so as to be in compliance with the Anti-Dilution Protection provisions of the Plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Revenues: The Company has not yet realized any revenues. The Company's business goal is to exploit its licensed technology, which is a small, inexpensive and easy to use device that will enable any consumer with a standard single line telephone to place calls both domestically and internationally using the Internet and passing through substantial discounts to the consumer.

During the quarter ended, the Company has negotiated contracts with third party suppliers to provide the operating infrastructure and customer relationship management software necessary to support the marketing of the Company's product.

The Company is now seeking financing of approximately $3 to $5 to cover the cost of manufacturing and marketing its Internet telephony product, the FoneFriend. The Company has identified several possible sources of financing and is presently evaluating the terms and conditions of each financing source.

EXPENSES

The Company's expenses decreased slightly from $211,316 in the three months ending September 30, 2002, to $189,474 for the three months ending December 31, 2002. The decrease was due primarily to: the cessation of commission based fund-raising activities, leading to a decrease of $18,888; a decrease in salaries and payroll expense of $20,160; lower travel expenses; lower advertising expenses and lower automobile expenses. These lower expenses were partially offset by increases in: consulting fees by $19,371; legal fees by $6,694 and accounting fees by $18,670.

NET INCOME (LOSS)

The Company's net loss decreased from $211,316 in the three months ended September 30, 2002 to $189,474 for the three months ended December 31, 2002, due to the reduction in expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had limited working capital and the Company had no material unused sources of liquid assets. Also at December 31, 2002, the Company had no existing credit facility. As a result, the Company paid general and administrative expenses but had a shortage of cash to pay certain of its accounts payable.

The Company has had no revenues to date. A part of the Company's financial strategy is to seek external financing to pursue its business purpose. The company's operating capital has been provided primarily through the sale of corporate securities and cash advances from its shareholders. While the company intends to generate working capital from the marketing of its products and services, at least $1 Million of additional operating capital will be required during fiscal year 2003, assuming that operations are maintained at their current level. The Company may not be able to obtain the required financing, or such financing may not be available on acceptable terms. Due to the Company's historical operating losses, there can be no assurance that capital requirements will not substantially exceed current and future capital resources.

Additional working capital needs of the Company may require issuance of equity securities, either on a public or private basis. Such issuances would, if consummated, affect the ongoing capital structure of the Company and may result in substantial dilution to shareholders. If additional funds are raised through the issuance of equity, convertible debt, or similar securities of the Company, the percentage of ownership of the Company's current shareholders will be reduced, and such new securities may have rights or preferences senior to those of the common stock held be current shareholders. No agreement with respect to any such financing has been entered into, and such issuance may not be consummated. In the event that funding sources are not available as and when needed by the Company, it could have a severe adverse impact on the combined business and results of operations of the Company and could result in the Company being unable to continue as a going concern. Management is continually monitoring and evaluating the financing sources available to achieve the Company's goals.

Due to the losses sustained by the Company and its lack of working capital, the Company's ability to remain a going concern depends upon its ability to generate sufficient cash flow to meet its obligations and to obtain additional financing as may be required.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS: "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include the Company's expectations regarding its start-up venture, the Company's planned financing of this venture and the sufficiency of the Company's available liquidity for working capital, the Company's belief that its technology-based business will grow and result in profitability, that it is positioned to take advantage of new opportunities, and that it will focus on strengthening and growing its business and commercializing new innovative technologies. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Proxy Statement dated September 12, 2001, including the Company's entry into a new commercial business, its ability to access the capital markets and obtain working capital, risks associated with technological changes in the market for video and audio interactive telecommunications through personal computers, risks of competition in the personal computer industry, and other risks described in the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 24, 2002, FoneFriend, Inc. was named as the defendant, and served with a complaint, brought by Mr. William Krusheski, a former director and officer of FoneFriend, Inc., a Nevada corporation. This suit was filed in the United States District Court, Southern Division, as Case No. 02 CV 1031J (JAH), under the title William B. Krusheski v. FoneFriend, Inc., a Nevada corporation and DOES 1 through 50, inclusive. A settlement agreement was thereafter entered into by and between the parties and the case was dismissed.

ITEM 2.  CHANGES IN SECURITIES.

As is more fully set forth in Note 4 of the Notes to Financial Statements above, the Company issued 7,646,000 shares of common stock, 821,361 shares of preferred stock and an additional 825,000 shares of common stock in connection with the Merger and to management and consultants in furtherance of the Company's business objectives.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               None

ITEM 5.  OTHER INFORMATION.
               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         --------
         Exhibit 99.1. Certification of the Chief Executive Officer of FoneFriend, Inc. pursuant to 18 U.S.C. Section 1350, as adopted, under
         Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2. Certification of the Chief Financial Officer of FoneFriend, Inc. pursuant to 18 U.S.C. Section 1350, as adopted, under
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports of Form 8-K
         -------------------
         An 8-K was filed on December 5, 2002 reporting the merger by and between Universal Broadband Networks, Inc., a Delaware corporation and FoneFriend, Inc., a Nevada corporation.

         An 8-K/A was filed on December 24, 2002 and on December 26, 2002 reporting the audited financial statements of FoneFriend, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 18, 2003

FONEFRIEND, INC.

By: /s/ Jackelyn Giroux
    ----------------------------------------
    Jackelyn Giroux, Chief Executive Officer

By: /s/ Edward N. Jones
    ----------------------------------------
    Edward N. Jones, Chief Financial Officer