Form 10KSB
period 2003-03-31
FONEFRIEND  INC
filed 2003-07-16
CIK 925739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2003

                         COMMISSION FILE NUMBER 0-24408

                                FONEFRIEND, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                    33-0611753
         (State of Incorporation)                    (I.R.S. Employer ID Number)

                         2722 Loker Avenue West, Suite G
                               Carlsbad, CA 92008
                    (Address of Principal Executive Offices)

                                 (760) 607-2330
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         As of July 10, 2003, there were 820,361 shares of Preferred Stock and 8,726,000 shares of Common Stock issued and outstanding. The aggregate market value of voting stock held by non-affiliates of 2,386,875 shares outstanding at July 10, 2003 was approximately $4,296,375. This amount was computed using the average of the bid and ask price as of July 10, which was $1.80.

Transitional Small Business Disclosure Format (check one): |X| Yes  | | No

                                FONEFRIEND, INC.

                          ANNUAL REPORT ON Form 10-KSB
                        FISCAL YEAR ENDED MARCH 31, 2003

TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS....................................................        1
ITEM 2.    PROPERTIES..................................................       17
ITEM 3.    LEGALPROCEEDINGS............................................       17
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..........       18

                              PART II

ITEM 5.    MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCK-
           HOLDER MATTERS..............................................       19
ITEM 6.    SELECTED FINANCIAL DATA.....................................       21
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.........................       21
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.................................................       25
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................       4
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.........................       37

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........       37
ITEM 11.   EXECUTIVE COMPENSATION......................................       40
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................       42
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............       44
ITEM 14.   CONTROLS AND PROCEEDURES....................................       44

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K..............................................      45

         This Form 10-KSB includes "forward-looking statements." The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project," "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see "Risk Factors" below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Form 10-KSB are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

         The information set forth herein should be read in conjunction with the Company's financial statements and related footnotes included elsewhere herein. The Company's actual results could differ materially from those anticipated by its management.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         FoneFriend, Inc. ("FoneFriend" or the "Company") was incorporated on April 24, 2001, under the laws of the State of Nevada, to market, distribute and otherwise commercially exploit the marketplace for a small Internet box, known as the "FoneFriend", which contains a unique proprietary technology, owned by FoneFriend Systems, Inc., a District of Columbia corporation (hereinafter, referred to as "FSI"). The Company holds a ten-year license with "FSI", to market and distribute the FoneFriend box, which will be utilized in a Voice Over The Internet (hereinafter, referred to as "VoIP) application for worldwide, long distance telephone calling. The "FoneFriend", technology is also known as Internet Telephony (hereinafter, referred to as "IP Telephony").

 ACQUISITION BY PUBLIC ENTITY

         On October 31, 2000, Universal Broadband Networks, Inc., a publicly traded Delaware corporation ("UBNT") and four of its wholly-owned subsidiaries filed a voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Code, 11 U.S.C.ss.ss.101 et seq., in the United States Bankruptcy Court for the District of Eastern California.

         On June 13, 2002, UBNT entered into a definitive agreement to acquire the assets of FoneFriend, a Nevada corporation, and, upon completion of that acquisition to change its name to FoneFriend, Inc. (the "Company"), a Delaware corporation. The United States Bankruptcy Court, Central District of California, with the overwhelming support of the creditors committee approved this agreement in September, 2002, and the transaction was completed on November 21, 2002. As a result, the Company is now publicly traded on the Over The Counter Bulletin Board (OTC:BB) under its new name, FoneFriend, Inc. and its new trading symbol, FFRD.

COMPANY OVERVIEW

         The Company is a development stage enterprise and has not generated any revenues during its brief history. The primary business of the Company is to market and otherwise commercially exploit an Internet telephony device and related services to customers worldwide, called the "FoneFriend". The underlying technology of FoneFriend has been licensed by the Company from FSI and will enable the Company's subscribers to make and receive unlimited long distance telephone calls over the Internet, using only their standard residential telephone set (without the need for a computer or any software), for a low monthly fee of $10.00 or less. Due to the small cost of transmitting calls over the Internet, the Company anticipates that it will realize significant profit margins, well in excess of those realized by the traditional telecommunications industry.

         Since the Company's inception, efforts have largely been dedicated to developing its plan of business, identifying and procuring infrastructure components, manufacturing a small quantity of the FoneFriend product and implementing the FoneFriend network for a "beta test" of the product and financing initial startup costs.

         The business strategy centered on building proprietary FoneFriend units that would enable free, long distance, worldwide telephone service when calls are made from one FoneFriend box to another ("box to box"), from any landline telephone, and pennies per minute if the receiver of the telephone call did not have a FoneFriend box. The customer would be charged about $10, or less per month, for this service.

         FoneFriend recognizes that it may be difficult to continue working on the development of the box and offer FoneFriend services to the world without assistance in the foreign market place. In May, 2002, the Company entered an agreement with Credit Phone International ("CPI"), located in Italy, to utilize each other's customer service, and discussions began to manufacture and begin marketing the boxes for a beta test between CPI and FoneFriend.

         To help implement this marketing strategy, the Company filmed a number of television commercials to attempt to brand name the FoneFriend box. The spots were entitled "Nobody Takes My FoneFriend", and had very little dialog to enable the Company to globally show the commercials with subtitles or looping in various languages. FoneFriend has given the commercials to CPI and others to begin product distribution relationships in order to accelerate market presence and market share penetration.

         Given the success of the Company's product testing, FoneFriend began to look for a manufacture who could secure a line of credit to allow FoneFriend to build enough boxes to have the proprietary technology ready for sales on television through the commercials and/or infomercial. Additionally the Company continues to seek other forms of debt and/or investment capital to further the development of its marketing strategy.

CURRENT CORPORATE STRATEGY

         The following section discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and related footnotes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by management.

         FoneFriend management remains confident in the VoIP communications opportunity and is committed to endeavor to bring its proprietary technology to market that will enable consumers to make telephone calls from anywhere, to anyplace in the world, at costs competitive to traditional communication services.

         FoneFriend management has concentrated on conserving corporate resources in order to preserve shareholder prospects while exploring alternative strategies to penetrate the converged communications opportunity in a dramatically different consumer and capital climate than the climate prevailing at the Company's onset. After significant deliberation, management has defined and adopted a new strategy that leverages existing investment, remains centered on the enabling of enhanced communications with proprietary technologies at costs competitive to traditional services, at the same time taking into account the prevailing consumer and capital climate.

         The current strategic plan calls for opening the European division of FoneFriend and focusing on foreign telephone calls to the U.S. rather than the U.S. to foreign. FoneFriend believes it can leverage the products appeal by "thinking out of the box", and has already entered into agreements with consultants to help bring this plan to fruition. Management believes by setting up marketing and distributors in foreign countries first, FoneFriend will capture a significant customer base more rapidly than if it focused marketing efforts domestically, as long distance prices are presently much higher in foreign countries. The low calling rates of VoIP have a greater appeal to foreign consumers and should, therefore, help us to achieve a significant customer base more rapidly. Management estimates that we will need a customer base of about 20,000 subscribers, that will generate monthly revenues of $10.00 a month for a one-year period in order to break even on our operational expenses and infrastructure costs and, eventually, achieve profitability. There can be no assurances that we will be successful in doing so. Further, even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

         In addition, FoneFriend has recently been contacted by several marketing representatives in foreign countries who have expressed a serious interest in either buying territorial rights or becoming our marketing representative. Our management believes that we can saturate the foreign marketplace more quickly and gain consumer confidence by having a local office and representative in each foreign country where we intend to market. As a result of recent increasing domestic competition in the United States, we may have to lower the price of our product and/or our proposed monthly subscriber fee to make the FoneFriend product more affordable and more cost effective than its competitors.

         Our management has had discussions recently with an emerging cable network to develop a plan which can utilize their television services for the airing of the FoneFriend commercials, and future infomercial testing, plus a percentage of the company or the revenues. We have not entered into any agreement at the present time and there can be no assurance that any agreement will ever materialize.

VoIP INDUSTRY OVERVIEW

         The international telecommunications industry has continued to grow since our inception in 1995. This growth has been driven by increased demand and enabled by technological advances, increased network development, greater bandwidth capacity and domestic and international deregulation. VoIP technology is a cost effective and efficient alternative to traditional circuit switching technology. According to a Frost & Sullivan analyst report issued in January of 2002, VoIP is expected to account for approximately 35% of world voice services by 2007. This expected growth, if achieved, will result in additional VoIP minutes and associated revenues for the companies positioned to take advantage of this market. Our goal is to place our company in a position to capitalize on these market changes.

TECHNOLOGY
TECHNOLOGY LICENSE AND RELATIONSHIP WITH FSI

         Shortly after its formation, the Company entered into a "Technology License Agreement", dated April 30, 2001, with FSI, wherein it acquired a ten
(10) year license to manufacture, market, sell and utilize a proprietary, patented technology which is commonly referred to as the "FoneFriend." Pursuant to said agreement, FSI has agreed to provide selected support services, related to the operation of the FoneFriend product, as well as assist the Company in arranging third party suppliers to provide infrastructure services for the FoneFriend product, such as internet service providers (ISP) and connectivity to long distance carriers in order to enable the FoneFriend product to place "gateway" type calls to any standard telephone located anywhere in the world. Additionally, FSI will provide access to its global network servers, which connect "FoneFriend-to-FoneFriend" calls over the Internet, and coordinate the manufacturing, procurement and quality assurance of the FoneFriend appliances. The Company also has the right to develop its own brand name of Internet telephony appliance.

         Further, conditioned upon the receipt of financing in the amount of $5 Million, or more, the Company will have an irrevocable option for the term of the agreement to: (i) prevent FSI from issuing any future agreements relating to the use of FoneFriend technology to any third parties that may compete with the Company in exchange for a one-time payment of $250,000, and (ii) acquire all of FSI's right, title and interest in any other agreements that it may have in place with distributors and licensees, also in exchange for an additional one-time payment of $250,000. The Company believes this will provide a strategic marketing advantage as it will be able to coordinate all marketing activities of the FoneFriend, worldwide, and generate revenues from all other such distributors and licensees. Additionally, said option entitles the Company to acquire all rights to FSI's web site on the Internet, located at: www.fonefriend.com.

         The FoneFriend technology currently provides high quality, extremely low cost, worldwide voice communications services, with the development of other value added "e-commerce" services currently under considering and development.

COMPETITION
THE INTERNET TELEPHONY MARKET IS HIGHLY COMPETITIVE.

         Many other companies offer products and services similar to the Company's product, and many of those companies have already established a substantial presence in the IP telephony market. Competitor companies currently have substantially greater financial, distribution and marketing resources than the FoneFriend. As a result, FoneFriend may not be able to compete successfully in the Internet Telephony market. There is a risk that new product introductions or enhancements by competitors could reduce the sales or market acceptance of the Company's products and services, increase price competition or render the Company's products obsolete. To become and remain competitive, the Company plans to continue to invest significant resources in research and development, sales and marketing and customer support. However, given the formidable competition, the Company continues to run the risk that it will not have sufficient resources to withstand these market forces and may seek a consolidation or strategic alliance with one or more of its competitors.

INTERNATIONAL COMMUNICATIONS SERVICES

         Internationally, the competitive marketplace varies from region to region. In markets where the telecommunications marketplace has been fully deregulated, the competition continues to increase. Even a newly deregulated market, such as India, allows for new entrants to establish a foothold and offer competitive services more easily. Competitors include both government- owned phone companies as well as emerging competitive carriers. As consumers and telecommunications providers have come to understand the benefits that may be realized from transmitting voice over the Internet, a substantial number of companies have emerged to provide VoIP services. The principal competitive factors in the market include: price, quality of service, breadth of geographic presence, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.

 COMPARISON WITH THE COMPETITION

         The Company's competitors currently utilize similar technology. However, they generally have a higher product cost, are higher priced in the consumer market and require programming and/or some computer knowledge. The FoneFriend device utilizes proprietary design and software and is covered, worldwide, by patented technology (licensed from FoneFriend Systems, Inc.). We believe that FoneFriend has the potential to deliver the lowest retail pricing and offer calling rates that may be highly competitive.

         The Company plans to launch an aggressive marketing campaign designed to rapidly build consumer awareness in targeted markets through the use of direct response television. The Company plans to conduct market testing of its product at a retail price of about $60, or less, and will offer free, unlimited calling, worldwide, when calling from one FoneFriend unit to another ("box to box"). Customers in the U.S. will be charged an ongoing monthly fee of about $10, or less, which includes an Internet connection for the box. Customers calling any standard phone, without another FoneFriend device ("box to phone"), will be charged reduced domestic calling rates which may be as low as 2-cents, per minute.

         DIRECT COMPETITION:
         -------------------

         There are numerous companies offering competitive VoIP products. The Company has identified Net2Phone's "Aplio" and "Yap Jack", Cisco's "ATA186", Infotalk and Vonage, as the Company's primary, direct competition that offer unit-to-unit and unit-to-phone long distance calling services via the Internet. The foregoing competition primarily markets to resellers, and, although their rates range from competitive to slightly higher than the Company's, generally ranging from about 2 cents to 4.9 cents per minute, domestically, their initial product costs are substantially higher, generally ranging from $100 to $200, plus they require the user to obtain Internet service (about $10 to $20 per month) and perform some programming. Some competing products, like Net2Phone's Yap Jack, require the user to have a computer and a headset with microphone. However, these type of products generally offer lower calling rates, as low as one-cent per minute for U.S. calls. Management believes that FoneFriend could enjoy a competitive advantage over its competition in terms of "ease of use" and overall pricing.

         "There are numerous companies offering competitive VoIP products. The Company has identified Net2Phone's "Aplio" and "Yap Jack", Cisco's "ATA186", Infotalk and Vonage, as the Company's primary, direct competition that offer unit-to-unit and unit-to-phone long distance calling services via the Internet. The foregoing competition primarily markets to resellers, and, although their rates are slightly higher than the Company's, ranging from 2.5 cents to 4.9 cents per minute domestically, their initial product costs are substantially higher, plus they require the user to obtain Internet service and perform some programming, which factors may afford FoneFriend a competitive advantage in terms of overall pricing and ease of use."

         INDIRECT COMPETITION:

         Other telephony competitors offer VoIP software that's down loaded into your computer and allows the subscriber the opportunity to initiate local and long distance calls via their computer, to either another PC or to any phone. Carriers such as Dial Pad.com, Phone.com, Vocal-Tec, EZ-Phone, and Inter-Phone, etc. offer domestic long-distance calling rates that vary in per minute charges from a low of 2.9 cents to upwards of 8.9 cents. The Company recognizes that certain of these long distance providers realize significant traffic volume each month, although the percentage of users in any given geographical marketing area is relatively low. The majority of residential consumers are reluctant to alter their calling habits and the Company believes that long distance usage via the computer will be minimal in the long run of this industry. For analog dialers this technology is inferior and the worst voice quality offered, but a small percentage of the population using DSL or cable modem service have experienced enhanced voice quality.

         Two of the Company's direct competitors, Aplio and Komodo Technology have been acquired by larger competitors. Komodo Technology's Komodo Phone, a U.S. company, was acquired by CISCO Systems, Inc. for $175 Million in stock, and Aplio was acquired by Net2Phone for approximately $45 Million in cash, notes and stock. Management anticipates seeking such a consolidation partner should market conditions dictate such an opportunity.

REGULATION

         The use of the Internet and private IP networks to provide voice communications services, is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

         In addition, other aspects of our operations may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, universal service funding, and licensing. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies, or RBOCs, or other telecommunications companies, could increase our costs of providing service.

         Moreover, state governments and their regulatory authorities may assert jurisdiction over the provision of intrastate IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services, and a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Similarly, the State Public Service Commission (PSC) of New York has ruled (with respect to another company providing IP telecommunications,) that certain IP services may be considered telecommunications services subject to access charges depending on how much of the service is provided over IP networks.

         As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of Internet telephony services or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the FCC determine to regulate IP services, states may decide to follow the FCC's lead and impose additional obligations as well.

INTERNATIONAL REGULATION

         The regulatory treatment of IP communications outside the United States varies significantly from country to country. FoneFriend anticipates operating on a global scale. The regulations we are subject to in many jurisdictions change from time to time, they may be difficult to obtain or it may be difficult to obtain accurate legal translations where official legal translations are unavailable. Additionally, in our experience, the enforcement of these regulations does not always track the letter of the law. Accordingly, although we devote what we believe to be sufficient resources to maintaining compliance with these regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

         While some countries prohibit IP telecommunications, others have determined that IP services offer a viable alternative to traditional telecommunications services. As the Internet telephony market has expanded, regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services, as in the United States. Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes. While some countries subject IP telephony providers to reduced regulations, others have moved towards liberalization of the IP communications sector and have lifted bans on provision of IP telecommunications services. We cannot predict how a regulatory or policy change of a particular country might affect the future provision of our services. We believe that while increased regulations and restrictions could pose a threat to our ability to provide services, the lifting of regulations in a country generally will enable us to market our services in that country.

         In the event that we are able to initiate marketing in any foreign countries, some countries may conclude that we are required to qualify to do business in their country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in such countries. Our failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may adversely affect our business.

REGULATION OF THE INTERNET.

         In addition to regulations addressing Internet telephony specifically, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. Recently, the European Union adopted a privacy directive that establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of personally identifiable subscriber information and usage patterns. The potential effect, if any, of these data protection rules on the development of our business remains uncertain.

         Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. For instance, the extension of the Internet Tax Freedom Act prohibits the taxing of certain Internet uses through November 1, 2003. We cannot predict whether new taxes will be imposed on our services or, depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operations.

PATENTS AND TRADEMARKS

         As currently featured on www.fonefriend.com (owned and operated by FoneFriend Systems, Inc), the FoneFriend appliance holds FCC Registration Certificate No. B11 USA-25483-MD-E. A first patent application for FoneFriend was filed on February 25, 1997, and on February 25, 1998, an improved continuation-in-part application, based thereon, was filed as an International Application under the Patent Cooperation Treaty (PCT), providing the right to file applications in the United States and Europe. The U.S. application was filed on March 9, 1998, and FoneFriend Systems, Inc. filed its European application on September 22, 1999.

         Finally, a trademark application for the FoneFriend appliance was filed on March 28, 1998, in the U.S. Patent & Trademark Office ("PTO") for telecommunications devices for long-distance Internet telephony. This application was cleared by the PTO for publication in the fall of 1998. Included in the Company's license agreement with FSI is the use of its computer server network comprised of Sun Microsystems servers that is scaleable to millions of users and is deployed in two secure and separate locations to provide true network redundancy. Management believes a strategic competitive advantage of the FoneFriend appliance is the method by which the system measures the bandwidth of the call from both ends throughout the call. When packet loss occurs, instead of buffering the packets like many other systems, the FoneFriend technology dynamically double packetizes the voice. This means that users do not detect latency in voice transfer. Along with making Internet calls, it is contemplated that the FoneFriend system will enable users to send and receive Internet voice mails using the user's e-mail address, as well as to listen to radio stations that broadcast over the Internet. In the planning stages is also the ability of the computer network to communicate over larger bandwidth (such as ISDN, cable, and DSL), to send and receive faxes and video conferencing.

         The ability to make, use, sell or offer for sale our products and services is important to our business. We are aware that patents have been granted to others based on fundamental technologies in the Internet telephony area. It is possible that certain patent infringement claims might be asserted successfully against us in the future. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services or products in the United States or a broad. If any of these risks materialize, we could be forced to either suspend operations, to pay significant amounts to defend our rights, and/or secure a more expensive license. Moreover, because patent applications in the United States are not publicly disclosed when filed, third parties may have filed applications that, if issued as patents, could result in claims against us in the future. These claims could materially adversely affect our financial condition and results of operations. We may be able to use our own patents against such claims, for example, if cross-licenses are warranted.

PERSONNEL

         We currently have three officers and several business, professional and technical consultants. We believe our relationships with all personnel are good. The Company plans to hire additional personnel at such time as our business growth demands.

                                  RISK FACTORS

         In addition to other information in this Form 10-KSB and any documents incorporated by reference to this Form 10-KSB, the following risk factors should be carefully considered when evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-KSB includes forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. The risk and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risk and uncertainties actually occur, our future operating results and financial condition could be harmed, and the market price of our common stock could decline.

         RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS
         ---------------------------------------------------------

         We have never been profitable due to the nature of our start up and infrastructure development expenses. If we continue to incur losses, we may not be able to finance the commercial deployment of our products and services. We estimate that we will need a customer base of about 20,000 subscribers, that will generate monthly revenues of $10.00 a month for a one-year period in order to achieve profitability. There can be no assurances that the Company will be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

         Our limited operating history makes evaluating our business difficult. You must consider the numerous risks and uncertainties an early stage company like ours faces in the new and rapidly evolving market for Internet-related services. These risks include our ability to:

o increase awareness of our brand and continue to keep and build our customer base;
o        develop and implement effective marketing and business plans;

o        maintain our current, and develop new, strategic relationships;
o        respond effectively to competitive pressures; and
o        continue to develop and upgrade our network and technology.

         If we are unsuccessful in addressing these risks, sales of our product and services, as well as our ability to maintain or increase our customer base, will be substantially diminished.

         We may have difficulties managing our operations, which may reduce our chances of achieving profitability.

         Our future performance will depend, in part, on our ability to manage our business growth effectively. To that end, we will have to undertake the following tasks, among others:

o continue to develop our operating, administrative, financial and accounting systems and controls;
o continue to improve coordination among our engineering, accounting, finance, marketing and operations personnel;
o        continue to enhance our management information systems capabilities;
         and

         If we cannot accomplish these tasks, our chances of achieving profitability may be diminished.

If we fail to establish and maintain strategic relationships, our sales may never happen.

         In addition, there are political and economic instability in some other countries, which could impact our service in those areas. There may be power supply problems, difficulty maintaining local customer support and difficulties dealing with local companies and governments in some of these regions. Moreover, developments in the Middle East, such as the commencement of hostilities by the United States or others, could result in the disruption of our business in the regions affected by the hostilities. These events could also reduce travel to these regions. We cannot assure you that these political and economic difficulties will not continue or that they will not expand into other geographic areas experiencing political and economic instability.

Competition could reduce any market share we may achieve and decrease our revenue.

         The market for VoIP services is extremely competitive. Many companies offer products and services similar to ours, and many of these companies have a substantial presence in the markets we serve. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We therefore may not be able to compete successfully with these companies. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced.

         Our business may be affected by the proliferation and increased usage of cellular telephones, and utilizing less land line telephones.

         Pricing pressures may lessen our competitive pricing advantage.

         Our strategy for potential success is based partly on our ability to provide discounted domestic and international long distance services by taking advantage of cost savings achieved by carrying voice traffic over the Internet, as compared to carrying calls over long distance networks, such as those owned by AT&T, MCI and Sprint. In recent years, the price of long distance calls has fallen, especially in the U.S. In response, we may lower the price of our service offerings. AT&T, MCI and Sprint have adopted pricing plans in which the rates that they charge for U.S. domestic long distance calls are not always substantially higher than the rates that we charge for our U.S. domestic service. The price of long distance calls may decline to a point where we no longer have a price advantage over these traditional long distance services. Alternatively, other providers of long distance services may begin to offer unlimited or nearly unlimited use of some of their services for an attractive monthly rate. We would then have to rely on factors other than price to differentiate our product and service offerings, which we may not be able to do.

         Competitors may be able to bundle services and products that we do not offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us may be able to provide customers with lower communications costs or other packaged incentives with their services, reducing the overall cost of their communications packages, and significantly increasing pricing pressures on our services. This form of competition could significantly reduce our revenues. Furthermore, if our potential customers do not perceive our services to be effective or of high quality, our brand and name recognition would suffer.

         We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high-quality products and services, neither of which can be assured. Our international communications services business requires us to rely on third party distributors to promote and market our products and services. We cannot be assured that these third parties provide the same level of effort as we do to protect the high-quality reputation we believe our services and products maintain. If they do not, our reputation may be tarnished in these markets.

         The IP telephony calls that will be made by our customers will be connected through local telephone companies and, at least in part, through leased networks that may become unavailable.

         In many of the foreign jurisdictions in which we plan to conduct business, the primary provider of significant in-country transmission facilities is the national telephone company, which may be the only provider in that country. Accordingly, we may have to lease transmission capacity at artificially high rates from such a monopolistic provider, and consequently, we may not be able to generate a profit on those calls. In addition, national telephone companies may not be required by law to lease necessary transmission lines to us or, if applicable law requires national telephone companies to lease transmission facilities to us, we may encounter delays in negotiating leases and interconnection agreements and commencing operations. Additionally, disputes may result with respect to pricing, billing or other terms of these agreements, and these disputes could affect our ability to continue to operate in these countries.

         Our success depends on our ability to handle a large number of simultaneous calls, which our network systems may not be able to accommodate.

         We expect the volume of simultaneous calls to be quite significant as we commence our operations. Our proposed network hardware and software may not be able to accommodate this volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers.

         Because we are unable to predict definitely the volume of usage and our capacity needs, we may be forced to enter into disadvantageous contracts that would reduce our operating margins.

         We may have to enter into additional long-term agreements for leased capacity. To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available.
   We may not be able to obtain sufficient funds to grow our business.

         Due to our limited operating history and the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund some or all of the following:

o        unanticipated opportunities;
o        strategic alliances;
o        potential acquisitions;
o        changing business conditions; and
o        unanticipated competitive pressures.

         We may need to forego business opportunities relating to the above listed events if we do not obtain additional financing. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

         Any damage to or failure of our systems or operations could result in reductions in, or terminations of, our services.

         Our common stock price is likely to be highly volatile in this marketplace.

         The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for VoIP services and telecommunications related companies in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by securities analysts, conditions or trends in the VoIP services and other Internet and telecommunications related industries, announcements made by our competitors, or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

         RISKS RELATED TO OUR RELATIONSHIP WITH FONEFRIEND SYSTEMS INC.

         We regard FSI's patents, service marks, trademarks, trade secrets and other intellectual property as important to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. It may be difficult for FSI to enforce certain of our intellectual property rights against third parties who may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the marks that we use because of their familiarity with our worldwide operations. Since Internet related industries such as ours are exposed to the intellectual property laws of numerous foreign countries and trademark rights are territorial, there is uncertainty in the enforceability and scope of protection of our intellectual property. The unauthorized use of our intellectual property by third parties may damage our brand.

Defending against intellectual property infringement claims could be expensive to FSI, and could disrupt our business.

         We may also be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. In the event FSI cannot afford to defend its intellectual property rights, we may incur substantial expenses in defending against those third-party infringement claims, regardless of their merit. Successful infringement claims against either FSI or us may result in substantial monetary liability or may materially disrupt the conduct of our business.

         If FSI defaults in its obligations to give support to the FoneFriend technology, we may not succeed or be forced to find an alternative VoIP device, or technology, which could be expensive. FSI founders, Mr. John Wimsatt and Dr. Faramarz Vaziri, have informed our Company that they may not continue their association with each other. If further difficulty arises between the two principals, it may cause economic or commercial damage to our Company.

         Our contract with S7T for technical support services relating to the FoneFriend technology, is presently in default although the parties continue to negotiate in good faith to resolve all issues of contention. We believe it is crucial to our success to retain the services of S7T, and/or Dr. Vaziri, as it would be expensive, if not impractical, to obtain alternative services. However, we have been able to maintain a good working and professional relationship with Dr. Vaziri, president of S7T, and our technology consultant.

         FSI informs us that, presently, we are the only licensee of the FoneFriend technology in the world. However, FSI has the right to grant other licensees at any time, if it so desires. If FSI does grant additional licensees of its technology, this may adversely impact our business and market share in the VoIP marketplace.

         Currently, there are two companies who have defaulted on and lost licenses issued by FSI: Iglo-Tel, Inc., a Delaware corporation, and Credit Phone International, Sr.I., an Italian company. Should either of these companies re-instate their license with FSI, this could adversely impact our exploitation of our VoIP business.

RISKS RELATED TO OUR INDUSTRY

         Federal, state and international regulations may be passed that could impede our business.

         The legal and regulatory environment that pertains to our business is uncertain and changing rapidly. For example, in the United States, the Federal Communications Commission (FCC) could undertake an examination of whether to impose surcharges or additional regulations upon certain providers of Internet telephony. The imposition of regulations on IP communications services may negatively impact our business.

         In addition, regulatory treatment of Internet telephony outside the United States varies from country to country. For example, access to certain services may be negatively impacted by government regulation. We cannot predict whether these regulations will restrict or prohibit our ability to provide products and services in the future. These actions and other similar actions in foreign countries may cause us to lose customers and revenue.

         New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our potential customer base and our revenue. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our products and services and limit the growth of our revenue. In addition to new regulations being adopted, existing laws may be applied to the Internet. We cannot predict how the laws will develop with regard to IP communications and the extent of any negative impact that such regulations could have on our business. New and existing laws may cover issues that include:

o        sales and other taxes;
o        interstate access charges;
o        user privacy;
o        pricing controls;
o        characteristics and quality of products and services;
o        consumer protection;
o contributions to the Universal Service Fund, which is funded by telecommunications carriers for the purpose of supporting local telephone service in rural and high cost areas;
o        cross-border commerce;
o        copyright, trademark and patent infringement; and
o        other claims based on the nature and content of Internet materials.

         For a more complete description of regulations affecting our business, see Regulation above.

         If the Internet does not continue to grow as a medium for voice communications, our business will suffer.

         The technology that allows voice communications over the Internet is still in its early stages of development. Historically, the sound quality of Internet calls was poor. As the industry has grown, sound quality has improved, but the technology requires additional refinement. Additionally, the Internet's capacity constraints may impede the acceptance of Internet telephony. Callers could experience delays, errors in transmissions or other interruptions in service that are beyond our control. Making telephone calls over the Internet must also be accepted as an alternative to traditional telephone service. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our opportunity for profitability will be harmed.

         Our business will not grow without increased use of the Internet.

         The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services over the Internet are still uncertain. We cannot predict whether customers will be willing to shift their traditional activities online. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

o        concerns about security;
o        Internet congestion;
o        inconsistent service; and
o        lack of cost-effective, high-speed access.

         If the use of the Internet as a commercial marketplace does not continue to grow, we may not be able to grow our customer base, which may prevent us from achieving profitability. In addition, our risk management practices may not be sufficient to protect us from unauthorized credit card transactions or thefts of services.

ITEM 2.  PROPERTIES

         The Company maintains a lease on its corporate offices located at 2722 Loker Avenue, Suite G, Carlsbad, California 92008. The Company's telephone number is: (760) 607-2330.

         The lessor of the property is H.G. Fenton and Associates, and our lease will expire on January 31, 2004. The approximate square footage of the two suites is 2,900 square feet, and leases for approximately $2,883.00 a month. Additionally, a maintenance fee of $12.00 a month is charged for maintaining the grounds and air conditioning. In August, 2002, the Company entered into a payment arrangement whereby it would pay for the entire lease with two, advance payments, in exchange for a slight discount. The first payment was made for $14,000 last August, 2002, and the second payment for $20,000 was to be made on or before January 31, 2003. The Company was unable to make the full $20,000 payment. The Company has worked out an arrangement with the landlord and is making ongoing payments. FoneFriend feels the space it is renting is adequate for its current needs and anticipated growth of the Company during the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

         In January, 2003, the Company settled its litigation with William B. Krusheski. Mr. Krusheski was formerly an officer and director of FoneFriend, Inc., a Nevada corporation whose assets were acquired by the Company on November 21, 2002. Mr. Krusheski's employment was terminated by the Nevada Corporation in April, 2002. Mr. Krusheski filed a lawsuit relating to his termination and severance arrangement. The Company is current in its obligations under the terms of the settlement agreement.

         In November of 2002, Michael Imbesi, an individual doing business as First Tracks, filed a complaint in Small Claims Court, Newport Beach, California against FoneFriend Inc., a Nevada Corporation, alleging that his company, First Tracks, had performed consulting services, but was never compensated. This complaint was removed to Superior Court and joined with the counter-claim by the Company as described below.

         On January 3, 2003, FoneFriend, Inc., a Delaware Corporation, filed a counter-claim in the Superior Court of California, County of Orange, California, Case No. 03CC01251, against Michael Imbesi, C.I.C. Productions, Inc. ("CIC") and Cary D. Arnold, C.P.A., alleging breach of contract, breach of fiduciary duty, fraud and other allegations, and seeking monetary damages and cancellation of a certain stock option agreement entitling CIC to purchase 700,000 shares of the Nevada corporation. The Company and the defendants have executed a settlement agreement pursuant to which the stock option for 700,000 shares held by CIC will be cancelled and the Company has agreed to issue 60,000 shares of restricted common stock to CIC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware was consummated on November 21, 2002, wherein the assets of FoneFriend, Inc. of Nevada were acquired by Universal Broadband Networks, Inc. ("UBNT") in a tax-free reorganization pursuant to IRC 368 (the "Merger"). The Merger was approved by a majority vote of the stockholders of FoneFriend, Inc., a Nevada corporation, and by order of the United States Bankruptcy Court. The Merger was effectuated as a "C" type reorganization whereby UBNT issued stock in exchange for all of the assets of the Nevada corporation, after which that corporation was dissolved under Nevada law. UBNT was the surviving corporation and changed its name to FoneFriend, Inc. (a Delaware corporation) immediately subsequent to the Merger. Pursuant to the express terms of the Fourth Amended Plan of Reorganization, as approved by the United States Bankruptcy Court (the "Plan"), the Merger was accomplished as follows:

         All of UBNT's issued and outstanding shares of capital stock were cancelled and extinguished and the stockholders of UBNT prior to the Merger have no further interest or rights in UBNT.

         UBNT issued 2,200,000 shares of newly created common stock in favor of FoneFriend, Inc. (Nevada corporation) in exchange for all of FoneFriend, Inc.'s assets and 115,750 of newly created common stock in favor of a Liquidating Trust for the benefit of UBNT's creditors. As a result, the merged entity had a total of 2,315,750 shares of newly created common stock issued and outstanding, of which former shareholders of the dissolved Nevada corporation owned 95%, and J. Michael Issa, Esq., as Trustee of the Liquidating Trust (which was created under the Plan), controlled 5% of the then issued shares of common stock outstanding.

         The issuance of stock pursuant to the Plan, as filed within the United States Bankruptcy Court, was ordered by the Court to be exempt from all applicable Federal, State and local securities law pursuant to 11 U.S.C. ss.1145(a).

         The dissolved Nevada corporation's management distributed the newly issued 2,200,000 shares of FoneFriend, inc. (Delaware corporation) to its former shareholders, on a pro-rata basis. Each of such former shareholders received one share of stock in FoneFriend, Inc. (Delaware corporation) for every four-share shares held in the dissolved Nevada corporation.

         Immediately subsequent to the Merger, the Company authorized the issuance of 820,361 shares of a newly created Series "A" Preferred Stock (each share of which is convertible into one share of common stock) to be issued to shareholders of preferred stock in the dissolved Nevada corporation prior to the Merger.

         The Company thereafter issued 4,600,000 shares of common stock to various management personnel and consultants in order to hire or retain their services and entered into new employment agreements with all officers, directors and consultants with the exception of Francois Van Der Hoeven, former Senior Vice President of Marketing. Although no dispute has arisen and none is anticipated, he recently advised management he did not wish to continue as Senior Vice President of the Company due to the Company's inability to pay his salary and a change in employment with other members of his immediate family. Management has placed a stop order on his stock certificate for 1,300,000 shares of common stock and is currently coming to a consensual agreement as to what Mr. Van Der Hoeven earned as co founder and what he will earn as a consultant to the Company in the future. The Company also issued 423,000 shares of common stock and agreed to issue 300,000 options to Dennis H. Johnston, Esq. as compensation for his services in connection with the Merger and for his continued services as an officer and director of the Company. Additionally, the Company issued an additional 307,250 shares of common stock to the Liquidating Trust in accordance with the Plan of Reorganization ("Plan") so as to be in compliance with the Anti-Dilution Protection provisions of the Plan duly approved by Order of the United States Bankruptcy Court.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         The market for the Company's common shares is very limited as it has recently begun limited trading. The stock is traded on the over-the-counter bulletin board market with the symbol FFRD, and there are presently five broker-dealers that are beginning to maintain an orderly market in the Company's common stock. As of July 10, 2003, the stock was trading at $2.00. Prior to March 6, 2003, no shares had changed ownership in market transactions in this over-the-counter trading market (OTCBB).

FISCAL 2003                                            HIGH              LOW
-----------                                          ---------         ---------
First Quarter                                           N/A               N/A
Second Quarter                                          N/A               N/A
Third Quarter                                           N/A               N/A
Forth Quarter                                        $ 4.00            $ 3.50

HOLDERS

         As of July 10, 2003, there were approximately 300 stockholders of record of our common stock, par value $.001 per share, and about 230 stockholders of record of our Series "A" Preferred Stock, par value $.001 per share.

DIVIDEND POLICY

         We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business and marketing plan.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides, as of March 31, 2003, information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

2002 NON-EMPLOYEE
DIRECTOR AND CONSULTANT
RETAINER STOCK PLAN AND              AWARD STOCK               STOCK OPTIONS
EMPLOYEE STOCK INCENTIVE PLAN        ISSUED                    ISSUED
-----------------------------        ------------------        -----------------
                                     1,080,000 (1)(2)          1,000,000 (3)
Remaining securities available          20,000                 2,500,000

(1) On December 27, 2002, we issued 825,000 award shares to Consultants that performed services on behalf and at the request of the Company.

(2) Subsequent to March 31, 2003, we issued an additional 255,000 award shares to Consultants pursuant to consulting services agreements.

(3) The Board of Directors has authorized the grant of options covering 1,000,000 shares as follows: (i) 350,000 to Jackelyn Giroux, pursuant to her employment agreement with the Company; (ii) 300,000 shares to Dennis H. Johnston, pursuant to his agreement with the Company for his continued services as Secretary and General Counsel; and (iii) 350,000 shares to Gary Rasmussen, pursuant to his consulting agreement with the Company.

UNREGISTERED SALE OF COMMON STOCK

         In connection with the merger with FoneFriend, Inc., a Nevada corporation, we issued 2,200,000 shares of our common stock to this Nevada corporation in exchange for all of the assets of the Nevada corporation. The Nevada corporation then distributed these shares, on a pro-rata basis, to its existing shareholders. On November, 21, 2002, we issued 5,446,000 shares to various members of management, consultants and to the Liquidating Trust as provided for in the Plan at a value of $0.01 per share.

         The issuance of the shares of our common stock to FoneFriend, Inc., a Nevada corporation, as well as the shares issued to management and consultants, were exempt from the registration provisions of the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that the common stock was issued to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets.

ITEM 6.  SELECTED FINANCIAL DATA

         The Company is a development stage enterprise and has not generated any revenue during its brief history.

         The following selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The statement of operations data for fiscal 2001 and fiscal 2002 and the balance sheet data as of March 31, 2003 are derived from our financial statements.

                                                       March             April
                                                     31, 2003          30, 2002
                                                     --------          --------
Operating Data:
Revenue                                             $        0        $        0
Expenses before write down of certain
Capitalized Development Costs                       $  740,356        $  885,288
Write down of Capitalized Development
Cost to estimated fair value                        $  865,108        $        0
Loss from development stage operations              $1,605,464        $  885,288

Balance Sheet Data:
Cash                                                $   20,221        $  228,010
Total assets                                        $1,350,514        $2,193,045
Stockholders' equity                                $1,259,908        $2,192,850

Number of common shares outstanding                  8,471,000         8,956,361
Number of preferred shares outstanding                 820,361                 0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         We may from time to time make written or oral forward-looking statements, including those contained in the following section. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this section that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may affect our results include, but are not limited to, our ability to expand our customer base, our ability to develop additional and leverage our existing distribution channels for our products and solutions, dependence on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments, our ability to address international markets, the effectiveness of our sales and marketing activities, the acceptance of our products in the marketplace, the timing and scope of deployments of our products by customers, fluctuations in customer sales cycles, customers' ability to obtain additional funding, technical difficulties with respect to our products or products in development, the need for ongoing product development in an environment of rapid technological change, the emergence of new competitors in the marketplace, our ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, our ability to manage growth, obtain patent protection, and obtain additional funds, general economic conditions and other risks discussed in this report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

COMPANY OVERVIEW

         We began our operations in April 2001, and manufactured our first FoneFriend device for beta testing in 2002. In November, 2002, we became a public company through the merger with Universal Broadband Networks, and we became FoneFriend, Inc., a Delaware corporation. We have incurred net operating losses since inception and expect to incur additional losses for the foreseeable future. During the past twelve months, we have aggressively consolidated our company to focus on the infrastructure for setting up the worldwide distribution of the FoneFriend product. We have cut our expenses through a series of reductions in workforce and de-emphasized our activities in certain markets to focus our resources on what we believe are opportunities with a higher probability of success. The financial impact of these expense reduction initiatives is described in the Notes to our financial statements included elsewhere in this Form 10-KSB.

         The company has experienced significant losses during development stage operations and has yet to realize any revenues from operations. During the forth quarter of fiscal year 2003, management of the Company evaluated the future benefit to the Company of its capitalized development costs and determined that it was prudent to write down the value of that asset to its estimated fair market valuation.

RESULTS OF OPERATIONS

         The Company had no revenues during the eleven months ended March 31, 2003 or during the year ended April 30, 2002. Ongoing expenses of the Company consist primarily of salaries, consulting fees and other general expenses related to developing its product and bringing that product to market.

         The costs to acquire our technology license, researching and identifying infrastructure components, developing a small scale infrastructure to demonstrate the product, actual manufacturing and "beta" testing of the product, capital raising efforts along with general and administrative expenses have been the principal causes of our losses.

         The report of our independent accountants in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows from operations. We had working capital of $288,881 at April 30, 2002, and negative working capital of ($49,385) at March 31, 2003. We incurred net losses of ($885,288) for the fiscal period ended April 30, 2002, and ($1,605,464) in the fiscal period and 2003. In addition, we have accumulated aggregate net losses from the inception of business through March 31, 2003, of ($2,490,751).

         The Company's cash portion is currently only sufficient to fund working capital requirements for the next several months. Moreover, we have no immediate access to additional capital although the Company is in the process of raising additional capital through various means. Although we have received about $80,000 in loans from officers and various third parties through March 31, 2003, those funds are not expected to last indefinitely and may be completely expended by July, 2003. We expect our minimum capital needs over the next 12 months to be approximately $1.5 to $2.0 million to implement our intended plan of business and become profitable. This amount will primarily be used for manufacturing, implementing a large scale network system, marketing programs and for general working capital.

         During the third quarter of 2003, the Company issued 825,000 shares of stock to consultants for future services to be provided to the Company. The value of such shares issued to consultants is being amortized to expense over a twelve-month period.

RISKS RELATED TO OUR BUSINESS

         We have incurred significant losses to date, and for our last fiscal year we received an opinion from our accountants expressing doubt about our ability to continue as a going concern.

         We reported a net loss for the year ending March 31, 2003, as initial marketing and development costs related to bringing our product to market continue. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control and as are stated elsewhere herein.

         Absent the infusion of capital from ongoing operations, we only have sufficient cash to continue operations for several months.

         The Company has prepared a Private Place Memorandum and will commence efforts to seek financing thereby. However, there can be no assurances that the Company will be successful in raising cash to continue ongoing business operations.

         The Company has been informed there will be orders for the FoneFriend product in certain European territories, but the Company has not confirmed such orders.

         The Company has been informed of certain strategic relationships, which may come to fruition through a joint venture or partnership, but the Company can not give its assurances this will transpire as no partnership agreements have been negotiated or executed.

         As a result, we continue to seek funds through additional equity or debt offerings and equity investments by our strategic partners. There can be no assurance that sufficient additional equity or debt financing will be available. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail our intended plan of business, further reduce operating costs through staff reductions or cease operations altogether. Such an action is often a precursor to a bankruptcy filing, and may be deemed an event of default under our several of our key agreements.

         Because of insufficient cash flows, we have been delinquent in our obligations since January, 2003, including office rent and payments to personnel which have been waived for the benefit of the Company and the shareholders, alike. There can be no assurance that we will raise additional funds or receive sufficient monthly revenue to prevent this from occurring again.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company anticipates that it will market its product through direct marketing to segments of the population that use significant long distance service to foreign countries, and to those foreign countries who call loved ones in the United States.

         The initial target markets will be areas in which the population includes significant Hispanic and Asian segments. These segments of the population typically spend substantial time on international long distance calls to their native countries.

         Other VoIP products may be developed over time that compete with the Company's product, thereby reducing future potential revenue. Further, since the Company's product requires significant lead time in the manufacturing process, any delay in filling orders could affect customer satisfaction.

SUBSEQUENT EVENTS

         On or about May 30, 2003, Francois Van Der Hoeven informed the Company that he had resigned as Senior Vice President of Marketing. Mr. Van Der Hoeven had not worked at the Company's offices since on or about February of 2003, due to the Company's inability to pay his then existing salary requirements. As a result, he did not execute his executive employment contract with the Company after the completion of the Merger. This contract was the primary basis for issuance of 1,300,000 shares in exchange for his providing of services to the Company for a 3-year term. The Company has placed a stop order on Mr. Van Der Hoeven's stock certificate pending an amicable resolution of the negotiations until such time as he returns the certificate for cancellation. The Company is currently considering a consulting agreement with Mr. Van Der Hoeven. Although he continues his term as a director, he has not attended the last two board of directors' meetings and was not available to sign this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. As we have not yet commenced operations, and have little or no cash resources, we are not exposed to any such market risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                FONEFRIEND, INC.
                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditor............................................  26
Balance Sheets...........................................................  27
Statements of Operations.................................................  28
Statements of Cash Flows.................................................  29
Statements of Stockholders' Equity.......................................  30
Notes to Financial Statements............................................. 32

                              HENRY SCHIFFER, CPA
                          AN ACCOUNTANCY CORPORATION
                           315 S. BEVERLY DR. #211
                           BEVERLY HILLS, CA 90212
                               (310) 286-6830

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To: The Shareholders
    The Board of Directors
    FoneFriend, Inc.
    Carlsbad, California

I have audited the accompanying balance sheet of FoneFriend, Inc. as of March 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the periods ended April 30, 2002 and March 31, 2003. This financial statement is the responsibility of the Company's management. My responsibility is to express an opinion on this financial statement based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above fairly present in all material respects, the financial position of FoneFriend, Inc., a development stage company, for the dates indicated above and the results of its operations, stockholders' equity and cash flows for the respective periods then ended in conformity with generally accepted accounting principles consistently applied. I believe this to be a "true and fair" reflection of the company's financial affairs.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company has sustained losses from initial startup costs and has a lack of substantial capital that raises doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I hereby consent to the use of this opinion letter for inclusion in the filing of FoneFriend's Form 10-KSB for the period through March 31, 2003.

/s/ Henry Schiffer, CPA

Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
July 8, 2003


                                     FONEFRIEND, INC.

                                      BALANCE SHEETS
                                   (Amounts in Dollars)

                                          ASSETS

                                                                 March  31,          April 30,
                                                                       2003               2002
                                                                ------------      ------------
Current Assets
Cash in banks and on hand                                       $    20,221       $   228,010
Inventory-equipment                                             $    16,000       $     6,000
Stock subscriptions receivable                                  $        --       $    61,066
Prepaid consulting fees                                         $   143,000       $        --
                                                                ------------      ------------
Total current assets                                            $   179,221       $   295,076
                                                                ------------      ------------
Furniture & equipment, net of depreciation Note 3               $    12,713       $     7,222
                                                                ------------      ------------

Other Assets
Non-current prepaid expenses and deposits                       $    13,597       $    22,500
Capitalized development costs                                   $   694,863       $ 1,329,491
Technology rights, FoneFriend license                           $   300,000       $   350,000
Notes receivable                                                $        --       $    38,600
Stock in FoneFriend Systems, Inc.                               $   150,000       $   150,000
Reorganizational costs, net of amortization Note 3              $       120       $       156
                                                                ------------      ------------

Total other assets                                              $ 1,158,580       $ 1,890,747
                                                                ------------      ------------

TOTAL ASSETS                                                    $ 1,350,514       $ 2,193,045
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                $     4,302       $        --
Payroll taxes payable                                           $     5,416       $        --
Loans from officers and others, current Note 4                  $    60,888       $       195
                                                                ------------      ------------
Total current liabilities                                       $    70,606       $       195
                                                                ------------      ------------

Loans payable, non-current  Note 4                              $    20,000       $        --
                                                                ------------      ------------
TOTAL LIABILITIES                                               $    90,606       $       195
                                                                ------------      ------------

Stockholders' Equity Notes 5 and 6
Preferred stock, $.001 par value, authorized
5500,000 shares authorized, issued and outstanding
820,361 shares                                                  $       820       $        --
Common stock, $.001 par value, authorized
200,000,000 shares, issued and outstanding,
8,471,000 at March 31, 2003 and 8,956,361
at April 30, 2002                                               $     8,471       $     8,956
Additional paid in capital                                      $ 3,741,368       $ 3,069,182
Operating deficit                                               $(2,490,751)      $  (885,288)
                                                                ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                      $ 1,259,908       $ 2,192,850
                                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,350,514       $ 2,193,045
                                                                ============      ============

                      See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                            STATEMENTS OF OPERATIONS
                              (Amounts in Dollars)

                                                           FOR THE
                                               ------------------------------
                                               11 MONTHS ENDED   YEAR ENDED
                                               MARCH 31, 2003    APRIL 30, 2002
                                               ------------      ------------
Revenue                                        $        --       $        --
                                               ------------      ------------
Expenses
Advertising                                    $    12,244       $    76,540
Automobile                                     $    13,952       $    16,471
Commissions related to fund raising activity   $    18,889       $        --
Consulting fees                                $   323,422       $   374,088
Depreciation and amortization                  $     3,202       $     1,845
Insurance                                      $     7,886       $     3,562
Legal fees                                     $    49,104       $    21,683
Meals and entertainment                        $     5,603       $     5,211
Office supplies                                $    10,889       $    12,591
Officer/stockholder payments                   $    31,033       $    53,000
Salaries and payroll                           $   100,890       $        --
Postage                                        $     5,568       $    35,125
Accounting and auditing fees                   $    36,065       $     3,795
Rent                                           $    34,947       $   121,191
Telephone                                      $    25,880       $    95,155
Travel                                         $    26,848       $    24,362
Other                                          $    33,934       $    40,669
                                               ------------      ------------
Total before write-down of capitalized
development cost                               $   740,356       $   885,288

Write down capitalized development cost
to estimated fair value                        $   865,108       $        --
                                               ------------      ------------

                  Total expenses               $ 1,605,464       $   885,288
                                               ------------      ------------

Loss from development stage operations         $(1,605,464)      $  (885,288)
                                               ------------      ------------

                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                            STATEMENTS OF CASH FLOWS
                              (Amounts in Dollars)

                                                                  FOR THE
                                                      ------------------------------
                                                      11 MONTHS ENDED   YEAR ENDED
                                                      MARCH 31, 2003    APRIL 30, 2002
                                                      ------------      ------------
Operating Activities
Loss from development stage operations                $(1,605,464)      $  (885,288)
                                                      ------------      ------------

Adjustments to loss from development
stage operations:
Capitalized development costs                         $  (296,814)      $(1,329,491)
Capitalized organization costs                        $        --       $      (195)
Purchase of furniture and equipment                   $    (6,812)      $    (9,028)
Decrease in prepaid cash based
expenses and deposits                                 $     8,903       $   (22,500)
Purchase of inventory-equipment                       $   (10,000)      $    (6,000)
Increase in accounts payable                          $     4,303       $        --
Stock subscriptions receivable                        $    61,066       $   (61,066)
Depreciation and amortization                         $     3,202       $     1,845
Increase in loans from officers
and others                                            $    80,693       $       195
Write-down of capitalized development
cost to estimated fair value                          $   865,108       $        --
Other                                                 $    15,505       $   (38,600)
                                                      ------------      ------------
Net adjustments to loss from
development stage operations                          $   725,154       $(1,464,840)
                                                      ------------      ------------

Net cash provided (used) by development
stage operations                                      $  (880,310)      $(2,350,128)
                                                      ------------      ------------

Investing Activities
Purchase of technology license from FoneFriend
Systems, Inc.                                         $        --       $  (300,000)
Purchase of FoneFriend Systems, Inc. stock            $        --       $  (150,000)
Payment to Universal Broadband, Inc.                  $        --       $   (50,000)
                                                      ------------      ------------
Net cash provided (used) in investing activities      $        --       $  (500,000)
                                                      ------------      ------------

Financing Activities
Preferred stock                                       $       820       $        --
Common stock and paid in capital                      $   671,701       $ 3,078,138
                                                      ------------      ------------

Net cash provided by financing activities             $   672,521       $ 3,078,138
                                                      ------------      ------------

Net cash increase (decrease) for the period           $  (207,789)      $   228,010

Cash at beginning of period                           $   228,010       $        --
                                                      ------------      ------------

Cash at end of period                                 $    20,221       $   228,010
                                                      ------------      ------------

                 See Accompanying Notes to Financial Statements

                                               FONEFRIEND, INC.

                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (Amounts in Dollars)

                                                           ADDITIONAL        ACCUMU-           TOTAL
                        NO. SHARES          PAR             PAID-IN           LATED         STOCKHOLDERS'
                       OUTSTANDING         VALUE            CAPITAL          DEFICIT           EQUITY
                      ------------      ------------      ------------     ------------      ------------
Common shares

Beginning
balance, April
30, 2002                8,956,361       $     8,956       $ 3,069,182      $  (885,288)      $ 2,192,850

Common shares
issued September
30, 2002                   85,500       $        86       $   427,415               --       $   427,501

Common shares
cancelled                (300,000)      $      (300)               --               --       $      (300)

Loss from
development
stage operations
to merger date                 --                --                --      $  (480,995)      $  (480,995)

Common shares
issued November
21, 2002                   58,139       $        58       $    29,942      $        --       $    30,000
                      ------------      ------------      ------------     ------------      ------------

Total common
shareholders'
equity pre-
merger, November
21, 2002                8,800,000       $     8,800       $ 3,526,539      $(1,366,283)      $ 2,169,056
                      ------------      ------------      ------------     ------------      ------------

MERGER OF FONEFRIEND, INC. (NEVADA CORPORATION) ON NOVEMBER
21, 2002 WITH AND INTO FONEFRIEND, INC. (DELAWARE CORPORATION)
--------------------------------------------------------------
Exchange of
Nevada shares
for Delaware
shares                  2,200,000       $     2,200

Issue new Delaware shares to management
consultants and the Liquidating Trust for
Creditors:

                        5,464,000       $     5,464


                                                    FONEFRIEND, INC.

                                      STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                             ADDITIONAL          ACCUMU-            TOTAL
                          NO. SHARES           PAR             PAID-IN            LATED          STOCKHOLDERS'
                         OUTSTANDING          VALUE            CAPITAL           DEFICIT            EQUITY
                         ------------      ------------      ------------      ------------      ------------
Transfer par
value to paid-
in capital                        --       $    (1,154)      $     1,154                --                --

Issue common
shares to
consultants,
December 10,
2002                         825,000       $       825       $   213,675                --       $   214,500

Loss from
operations
from November
21, 2002 to
March 31, 2003                    --                --                --       $(1,124,468)      $(1,124,468)
                         ------------      ------------      ------------      ------------      ------------

Total common
shareholders'
equity, March
31, 2003
Delaware
corporation                8,471,000       $     8,471       $ 3,741,368       $(2,490,751)      $ 1,259,088
                         ------------      ------------      ------------      ------------      ------------

PREFERRED SHARES

Preferred shares
issued November
21, 2002, Nevada             820,361       $       820                --                --       $       820

Cancel Nevada
preferred shares,
November 21,
2002                        (820,361)      $      (820)                                          $      (820)
                         ------------      ------------      ------------      ------------      ------------

Issue Delaware
preferred shares
for Nevada
preferred shares,
November 21,
2002                         820,361       $       820                --                --       $       820
                         ------------      ------------      ------------      ------------      ------------

Total stockholders'
equity, March
31, 2003                          --                --                --                --       $ 1,259,908
                         ------------      ------------      ------------      ------------      ------------


                                See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

NOTE 1.  DESCRIPTION OF BUSINESS

A.       Background

FoneFriend, Inc. ("FoneFriend" or the "Company") was incorporated on April 24, 2001, under the laws of the State of Nevada, and on November 21, 2002, was merged with and into FoneFriend, Inc., a Delaware corporation. The Company maintains a corporate office at 2722 Loker Avenue, Suite G, Carlsbad, California 92008. The Company's telephone number is: (760) 607-2330.

The Company is a development stage enterprise and has not generated any revenues during its brief history. The primary business of the Company is to market an Internet telephony device and related services to customers worldwide, called the "FoneFriend". The underlying technology of FoneFriend has been licensed by the Company from FoneFriend Systems, Inc. and will enable the Company's subscribers to make and receive unlimited long distance telephone calls over the Internet, using only their standard residential telephone set (without the need for a computer), for a low monthly fee of less than $10.00 per month. Due to the small cost of transmitting calls over the Internet, the Company anticipates that it will realize significant profit margins, well in excess of the traditional telecommunications industry.

B.       Basis of Presentation

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") which contemplates continuation of the Company as a going concern. Management is attempting to raise additional operating capital.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Fiscal Year

The Company's fiscal year is March 31 (after the above-described merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware. The accompanying audited financial statements are for March 31, 2003 and April 30, 2002 and the respective eleven month and one year periods then ended.

B.       Significant Estimates

In the process of preparing its financial statements in accordance with GAAP, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company's financial statements include capitalized development costs and the ongoing value of its purchased technology license.

                                FONEFRIEND, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued

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

                    NOTES TO FINANCIAL STATEMENTS Continued

H.       Stock in FoneFriend Systems, Inc.

The Company purchased stock in FoneFriend Systems, Inc. as a long-term investment. Such investment is carried at cost and will be evaluated periodically by management to determine whether impairment has occurred. Should management determine that the value has been impaired, the carrying value will be adjusted accordingly.

NOTE 3.   DEPRECIATION AND AMORTIZATION

The Company's management has estimated the useful lives of furniture, equipment and certain organization costs. The following tables show the gross asset amounts and the accumulated depreciation and amortization:

A.       Furniture and Equipment
                                            March          April
                                            31, 2003       30, 2002
                                            ---------      ---------

         Cost                               $ 15,840       $  9,028
         Less accumulated depreciation      $ (3,127)      $ (1,806)
                                            ---------      ---------

                  Net value                 $ 12,713       $  7,222
                                            ---------      ---------

B.       Organizational Costs

         Cost                               $    195       $    195
         Less accumulated depreciation      $    (75)      $    (39)
                                            ---------      ---------

                  Net value                 $    120       $    156
                                            ---------      ---------

NOTE 4.  NOTES PAYABLE

The company has borrowed funds from certain officers and others in order to maintain its operations while attempting to raise additional capital through the issuance of shares under the terms of a Private Placement Memorandum. The amounts and terms of such borrowings as of March 31, 2003 are presented below:

         Due on demand, bearing interest at 6.0% per annum             $60,888
                                                                       -------

         Due April 1, 2005, bearing interest at 8.0% per annum         $20,000
                                                                       -------

                                FONEFRIEND, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued

NOTE 5.   MERGER AND CAPITAL STOCK

The merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware was consummated on November 21, 2002 wherein the assets of FoneFriend, Inc. of Nevada were acquired by Universal Broadband Networks, Inc. ("UBNT") in a tax-free reorganization pursuant to IRC 368 (the "Merger"). The Merger was effectuated as a "C" type reorganization whereby UBNT issued stock in exchange for all of the assets FoneFriend, Inc. of Nevada, after which that corporation was dissolved. UBNT was the surviving corporation and changed its name to FoneFriend, Inc. (a Delaware corporation) immediately subsequent to the Merger. Pursuant to the express terms of the Fourth Amended Plan of Reorganization, as approved by the United States Bankruptcy court (the "Plan"), the Merger was accomplished as follows:

1. All of UBNT's issued and outstanding shares of capital stock were cancelled and extinguished and the stockholders of UBNT prior to the Merger have no further interest or rights in UBNT.

2. UBNT issued 2,200,000 shares of newly created common stock in favor of FoneFriend, Inc. (Nevada corporation) in exchange for all of FoneFriend, Inc.'s assets and 115,750 of newly created common stock in favor of a Liquidating Trust for the benefit of UBNT's creditors. As a result, the merged entity had a total of 2,315,750 shares of newly created common stock issued and outstanding, of which former shareholders of the dissolved Nevada corporation owned 95%, and J. Michael Issa, Esq., as Trustee of the Liquidating Trust (which was created under the Plan), controlled 5% of the then issued and outstanding shares.

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

Immediately subsequent to the Merger, the Company authorized the issuance of 820,361 shares of an newly created Series "A" Preferred Stock (each share of which is convertible into one share of common stock) to be issued to shareholders of preferred stock in the dissolved Nevada corporation prior to the Merger.

                                FONEFRIEND, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued

5. The Company then issued 4,600,000 shares of common stock to various management personnel and consultants in order to hire or retain their services. The Company also issued 423,000 shares of common stock to Dennis H. Johnston, Esq. and options to acquire a like number of shares as compensation for his services in connection with the Merger and for his continued serves for acting as a director and officer of the Company. Additionally, the company issued 307,250 shares of common stock to the Liquidating Trust so as to be in compliance with the Anti-Dilution Protection provisions of the Plan.

NOTE 6.  MANAGEMENT'S PLANS FOR RAISING ADDITIONAL CAPITAL

As described in Note 1 hereinabove, the Company is a development stage enterprise and has not generated any revenue during its brief history. The primary business of the Company is to market an Internet telephony device and related services to customers worldwide, called the "FoneFriend". The underlying technology of FoneFriend has been licensed by the Company from FoneFriend Systems, Inc. and will enable the Company's subscribers to make and receive unlimited long distance telephone calls over the Internet, using only their standard residential telephone set (without the need for a computer), for a low monthly fee of $10.00 or less. Due to the small cost of transmitting calls over the Internet, the Company anticipates that it will realize significant profit margins, well in excess of the traditional telecommunications industry.

Management is presently in the process of finalizing a Private Placement Memorandum for distribution to qualified investors in an attempt to raise up to $5,000,000 in additional capital in order to effectuate its business plan.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Jackelyn Giroux           45                President, Director
         Edward N. Jones           66                Chief Financial Officer
         Dennis H. Johnston        49                Secretary, Director
         Francois Van Der Hoeven   46                Director
         Gary A. Rasmussen         51                Senior Business Consultant

         JACKELYN GIROUX, is a co-founder and director and serves as the Company's interim President. Ms. Giroux is also the President of Global Universal Limited, a film production and distribution company. Ms. Giroux is a writer, producer and director of feature films. Jackelyn Giroux won a scholarship to the New York American Academy of Dramatic Arts, and has appeared in many off Broadway and Broadway plays. Her career in films was launched with a lead role in "The Cross and the Switch Blade", starring Pat Boone and Eric Estrada. Through 1985, she has appeared in fifteen feature films and several TV series. Since then, she has written and produced ten feature films and two "Movies of the Week." Ms. Giroux has extensive experience in structuring financing and co-production deals, having successfully arranged for the financing and co-production of films between Canada, France and Germany, as well as Canada, France and Australia. In 2000, she wrote and directed "Coo Coo Cafe", a satire on the media networks, which prominently features the "FoneFriend" product being used by the main characters.

         EDWARD N. JONES serves as the Company's Chief Financial Officer. Mr. Jones has over thirty-five years experience as a practicing certified public accountant, chief financial officer, chief executive officer, corporate board member and as a consultant to corporate management and legal counsel. Mr. Jones began his career at KPMG. He progressed rapidly at KPMG and left to work as a chief financial officer and chief executive officer at various companies. In 1986, he began a new phase of his career, consulting for corporate management and legal counsel on matters involving finance and litigation. His past board of director affiliations include the following prestigious companies: Founders Life Insurance Company, Presidio Insurance Company, Massachusetts Life Insurance & Indemnity Company, First Nevada Corporation, Camino Real Savings Bank, Real Estate Management Trust, Inc. (REIT), Sherman Oaks Savings Bank, as well as the Gawzner Corporation.

         In addition to the foregoing, Mr. Jones was responsible for listing the stock of Nevada Savings and Loan Association on the New York Stock Exchange and growing the institution from $600 million plus in assets to over $1.1 billion in assets by early 1984, all the while maintaining exceptional profitability and superior asset quality. Thereafter, while continuing his practice as a forensic accountant and analyst, Mr. Jones was retained to act as the accounting expert for counsel to the State of Rhode Island in the simultaneous, massive failure of 72 credit unions based in that state. Mr. Jones is a fully licensed Certified Public Accountant in the State of California and is a member of both the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Jones has a Bachelor of Sciences degree in business and finance, graduating from California State University, Northridge in 1963. He was awarded the Wall Street Journal Outstanding Business Student Award in 1961.

         DENNIS H. JOHNSTON, ESQ. serves as the Company's Corporate Secretary, and is also an independent director. Mr. Johnston has more than 25 years of experience as a practicing attorney currently specializing in the representation of corporations and formerly representing large financial institutions. He has assisted in organizing and financing numerous private and publicly traded companies and has handled mergers and acquisitions with a total value in excess of $3 billion. Mr. Johnston received undergraduate degrees in business and economics from UCLA and a law degree with Dean's List Honors from Loyola University of Los Angeles, where he was an Editor of The Loyola Law Review and a co founder of The International and Comparative Law Journal. He is a former partner at the nationally recognized law firms of Manatt, Phelps, Rothenberg, & Tunney, and Wyman, Bautzer, Kuchel & Silbert.

         FRANCOIS VAN DER HOEVEN is a co-founder and director and was formerly Senior Vice President of Marketing. Mr. Van Der Hoeven is also the Chief Executive Officer of NU Quest International, Inc., a media consulting firm specializing in direct response marketing. Mr. Van Der Hoeven possesses a broad knowledge base and extensive experience in marketing, especially with

Infomercials (direct response TV) and retail distribution. He was previously Vice President of Marson Gold, an international product development and marketing organization where he was responsible for numerous marketing projects utilizing Infomercials from inception to manufacturing to retail distribution. Notably, in connection with working with his brother Martin Van Der Hoeven, he was instrumental in marketing the Abflex(TM) abdominal exerciser, which became the "number-one" Infomercial in 1995, selling over 5 million units and grossing over $350 million. In late 1997, he left Marson Gold to form his own company, Van Der Hoeven Direct, which was engaged in the business of designing, researching, manufacturing and marketing new products. He is the co-inventor of 3 patents (Bun Trainer, Bench Roller Pro Home, & Bench Roller Pro Gym) and the sole inventor of Six Pack and Abdominal Pad.

         GARY A. RASMUSSEN, is a co-founder of the Company and serves as a senior business consultant to guide the Company through its development stage and implementation of its initial operations and plan of business. Mr. Rasmussen has an extensive background spanning over 25 years as an entrepreneur with experience in all phases of business development, having been a founder, chief executive officer or director of several private and publicly-held corporations in the areas of cable television, investment banking, mortgage banking and motion pictures. He has extensive experience in structuring debt and equity capital arrangements for both public and private enterprises, implementing short and long term business planning and strategic concepts, acquisitions and divestitures, and has played a leading role in spearheading several publicly held corporations from their inception through the capital raising stages. Because he was President of La Paz Farmaceuticos, S.A. de C.V. at the time his business partner moved the contents of his laboratory to an un-permitted EPA site without an EPA permit, the EPA charged Mr. Rasmussen with being a co-conspirator with respect to that violation. Mr. Rasmussen vehemently denies any wrongdoing or culpability and believes he was wrongfully convicted through intentional prosecutorial misconduct. He is currently pursuing legal remedies seeking to reverse the conviction. In the opinion of legal counsel and management of the Company, this conviction has no bearing on Mr. Rasmussen's honesty, veracity or his engagement with FoneFriend and does not reflect upon his ability to diligently perform his duties. Mr. Rasmussen is a graduate of Western Michigan University.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS, DIRECTORS AND CONSULTANTS

         The following table sets forth certain information concerning the actual compensation paid by the Company to each officer and director, and key consultants for the year ending March 31, 2003.

                                                                                 COMPENSATION
                                                                                 ------------
NAME                                TITLE                              CASH          STOCK          OPTIONS
-----------------------------------------------------------------------------------------------------------
Jackelyn Giroux (1)                 President, Director                $  69,500     1,800,000       350,000

Edward N. Jones (2)                 Chief Financial Officer            $  - 0 -         50,000             0

Francois Van Der Hoeven (3)         Director                           $  43,911     1,300,000             0

Dennis H. Johnston (4)              Secretary, Director                $  15,000       423,000       300,000

Gary Rasmussen (5)                  Senior Business Consultant         $  35,280     1,500,000       350,000

Faramarz Vaziri, Ph.D. (6)          Technology Consultant              $  - 0 -         50,000             0

Brandon Powell (7)                  Former Executive Vice President    $ 115,000             0             0

Daniel Brooking (8)                 Former Chief Operating Officer     $  29,188             0             0

William Krusheski (9)               Former Executive Vice President    $   2,000             0             0

(1) Ms. Giroux's employment agreement provides for an annual base compensation of $90,000 and her compensation is payable to Global Universal Limited, a corporation majority owned and controlled by her. Ms. Giroux has agreed to allow the Company to accrue a portion of her salary until the Company has received financing. Additionally, her agreement with the Company granted her the right to purchase 1,800,000 shares of common stock and grants her the right to purchase a minimum of 350,000 shares of common stock at a price of $0.01. The stock options will be subject to a vesting schedule and will be subject to an agreement that will limit the amount that can be sold in any given month.. In addition, her agreement provides for bonus compensation of 1.0% of the net revenues realized by the Company.

(2) Mr. Jones' agreement with the Company provides for his compensation to be payable in the form of 50,000 shares of the Company's common stock in consideration for services already performed and for services to be performed as Chief Financial Officer through January 31, 2004. He has not received any cash compensation for the current year.

(3) Mr. Van Der Hoeven's employment arrangement with the Company ended in February, 2003, and the Company has placed a stop order with its transfer agent with respect to the 1,300,000 shares that were issued to him in anticipation of his acceptance and execution of his employment agreement.

(4) Mr. Johnston's employment arrangement with the Company is a verbal agreement that provides him with a monthly fee of $3,000 for his continued services as Secretary and General Counsel. This agreement will allow the Company to accrue his salary until such time as the Company is operating profitably. Pursuant to this verbal understanding, the Board of Directors has agreed to grant him an option to acquire 300,000 shares of the Company's common stock at a price of $0.10, per share. The stock options will be subject to vesting over a 3-year period and will be subject to an agreement that will limit the amount that can be sold in any given month.

(5) Mr. Rasmussen's agreement with the Company provides for a fixed monthly fee of $10,000 as compensation for his services as a consultant, subject to the Company's right to pay a minimum of $3,000 per month until it has adequate financial resources. His monthly fee will increase to $15,000 upon the Company's receipt of a minimum of $1 million in financing. Additionally, he will receive a portion of his compensation in stock options, in an amount to be determined by the Company's board of directors, subject to a minimum option entitling him to purchase 350,000 shares of common stock under the Company's "2002 Stock Plan", at a price of $0.10. In addition, his agreement provides for bonus compensation of 1.5% of net financing proceeds received, and 1.0% of net revenues realized by the Company.

(6) This amount represents an arbitrary value of 50,000 shares of common stock granted to Dr. Vaziri as consideration for services performed and to be performed by Sector 7 Technologies, LLC, of which Dr. Vaziri is the President. This payment is expected to cover the services of Dr. Vaziri and four additional engineers who have agreed to provide technical services and support to the Company for a period of six months. This amount does not include an aggregate sum of $63,683 that was paid to Sector 7 Technologies for technical services and expenses, pursuant to an agreement with the Company. The Company is also currently negotiating a new agreement with Sector 7 Technologies for continued technical support.

(7) Mr. Powell was the former Executive Vice President and sole remaining officer during the Bankruptcy. Mr. Powell's salary amount is presented as an estimate and was determined from previous Company filings under its former name, Universal Broadband Technologies. Mr. Powell resigned on November 20, 2002.

(8) Mr. Brooking was the former Chief Operating Officer of FoneFriend, Inc., a Nevada corporation, prior to the Merger with the Company. Mr. Brooking's employment was terminated on or about August 31, 2002.

(9) Mr. Krusheski was the former Executive Vice President and a director of FoneFriend, Inc., a Nevada corporation, prior to the Merger with the Company. Mr. Krusheski's employment was terminated on or about April 30, 2002.

BENEFITS AND PERFORMANCE INCENTIVE BONUS

         The Board of Directors ("Board") has agreed to establish a benefits package for key executives and consultants whereby they will receive automobile allowances, health insurance and other benefits customary for high level executives. Also, the Board has authorized the implementation of a cash incentive compensation package which provides for an aggregate cash incentive of not more than fifteen percent (15%) of the Company's net, pre-tax profits to be paid to directors, executive officers and key consultants as a performance incentive bonus; provided, however, that the Company realizes two or more consecutive quarters of net profits in any one fiscal year period. Additionally, the Board has authorized the adoption of the Company's `2002 NON-EMPLOYEE DIRECTOR AND CONSULTANT RETAINER STOCK PLAN AND EMPLOYEE STOCK INCENTIVE PLAN' (the "2002 Stock Plan"), whereby stock incentives may be issued to executive officers, directors, consultants and third parties who provide a benefit to the Company. The maximum number of shares of common stock that may be issued pursuant to the Plan is 4,600,000; of which 1,100,000 shares is reserved for Award Shares and 3,500,000 shares of which is reserved for Option Shares. As of March 31, 2003, the Board had issued 825,000 shares of Award Shares under the Plan. During the last quarter ended June 30, 2003, the Board issued an additional net of 255,000 shares. As of June 30, 2003, the Board has authorized the issuance of 1,000,000 Option Shares to two officers and a consultant of the Company, pursuant to the terms of their respective agreements. (See footnotes to "Compensation of Officers, Directors And Consultants", above)

         Further, the Company will provide additional and customary benefits to all officers including, but not limited to, automobile allowance, health insurance and reimbursement of reasonable business expenses. The Directors and any Advisory Board Members will receive a reasonable fee to be determined by the Board, for each meeting attended, plus expenses.

         Additionally, the Board may authorize further issuance of common stock and/or stock options as the business expands and adds additional personnel or acquires assets or services in exchange for securities. Incentive bonuses, stock and stock options shall be issued and distributed upon such terms, and in such amounts, and at such times as may be determined by the Board, in its sole discretion.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock, and the address of such beneficial owner, as of March 31, 2003, and (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding common stock ("Principal Stockholder"), (ii) each of the Company's officers, directors and consultants, and (iii) all of the Company's executive officers, directors, consultants and Principal Stockholders as a group.

COMMON STOCK                        PERCENTAGE OF
NAME AND ADDRESS                    BENEFICIALLY OWNED          SHARES OWNED
----------------                    ------------------          ------------

Jackelyn Giroux (1)
2722 Loker Avenue West, #G
Carlsbad, CA  92008                         2,050,000                 24.2%

Gary Rasmussen.  (2)
2722 Loker Avenue West, #G
Carlsbad, CA  92008                         2,016,125                 23.8%

Francois Van Der Hoeven (3)
2722 Loker Avenue West, #G
Carlsbad, CA  92008                         1,800,000                 21.3%

Dennis Johnston (4)
2895 Woodwardia Dr.
Los Angeles, CA  90077                        423,000                  5.0%

Edward N. Jones (5)
13331 Moorpark Street, Unit 346
Sherman Oaks, CA  91423                        50,000                  0.6%

J. Michael Issa, Trustee (6)
Ballenger Cleveland & Issa, LLC
4100 Newport Place,
Suite 300
Newport Beach, CA  92660                      423,000                  5.0%

Principal Shareholders &
Officers, Directors as a group              6,339,125                 74.8%

(1) Includes 250,000 shares held in the name of Global Universal Limited, Inc., a corporation controlled by Jackelyn Giroux as its President and majority shareholder. This number does not include a minimum of 350,000 stock options that were issued in accordance with her employment agreement and pursuant to the Company's incentive stock option plan.

(2) Includes 428,625 shares owned by Rochester Capital Partners, a limited partnership, of which Mr. Rasmussen is the general partner and a beneficial owner of 20% of its equity. Mr. Rasmussen disclaims any direct beneficial ownership in the remaining 80% of said partnership, which remaining equity interests are held by Mr. Rasmussen's minor children and ex-wife. Also, does not include 75,000 shares held by an irrevocable trust for Mr. Rasmussen's children, nor does it give effect to 62,500 shares owned by various members of his immediate family, of which he disclaims any beneficial interest. Mr. Rasmussen holds 1,587,500 shares directly in his name. This number does not include a minimum of 350,000 stock options which were issued Mr. Rasmussen in accordance with his consulting agreement and pursuant to the Company's incentive stock option plan.

(3) Does not include 121,125 shares of common stock held by members of Mr. Van Der Hoeven's immediate family, in which he disclaims any beneficial interest. Mr. Van Der Hoeven holds 1,800,000 shares directly in his name of which the Company has placed a stop order on 1,300,000 shares following Mr. Van Der Hoeven's departure from the Company. The amount of shares represented includes the 1,300,000 shares because they are still outstanding at present.

(4) These shares were issued to Mr. Johnston in connection with his services relating to the merger and reorganization between the Company and FoneFriend, Inc., a Nevada corporation. Mr. Johnston became a director and officer of the Company on June 17, 2002, and currently serves as the Company's General Counsel and Secretary. This number does not include 300,000 stock options which will be issued to Mr. Johnston in accordance with his agreement with the Company and pursuant to the Company's incentive stock option plan.

(5) These shares were issued to Mr. Jones as compensation for his services as CFO of the Company in lieu of a cash salary.

(6) These shares are not included in the calculation of Officers and Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14. CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules13a-14(c) and 15d-14(c) of the Securities and Exchange Act of
1934) as of March 31, 2003, have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms, particularly during the period in which the annual report has been prepared.

         The principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003, the date of their evaluation of such controls, and that there were no significant deficiencies or material weakness in the Company's internal controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      (1)      FINANCIAL STATEMENTS.

         The Financial Statements filed as part of this Annual Report on Form 10-KSB are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

         (2)      FINANCIAL STATEMENT SCHEDULES.

         Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

         (3)      EXHIBITS.

         The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Form 10-KSB are listed below in (c).

(B)      REPORTS ON FORM 8-K

l.       Form 8-K filed on December 5, 2002 incorporated by reference.
2.       Form 8-K/A filed on December 24, 2002 incorporated by reference.
3.       Form 8-K/A filed on December 26, 2002 incorporated by reference.
4.       Form 8-K/A filed on February 19, 2003 incorporated by reference.
5.       Form 8-K filed on April 9, 2003 incorporated by reference.

(C)      EXHIBITS

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

       EXHIBIT
          NO.                              DESCRIPTION
          ---                              -----------

         10.1     2002 Non-Employee Director And Consultant Retainer Stock Plan
                  And Employee Stock Incentive Plan. Incorporated by reference in Form S-8, filed on December 27, 2002.
         10.2*    Employment Agreement executed by the Registrant and Jackelyn
                  Giroux.
         10.3*    Consulting Agreement executed by the Registrant and Gary A.
                  Rasmussen.
         10.4*    Indemnification Agreement executed by the Registrant and
                  Jackelyn Giroux.
         10.5*    Indemnification Agreement executed by the Registrant and
                  Edward N. Jones.
         10.6*    Indemnification Agreement executed by the Registrant and
                  Dennis H. Johnston.
         10.7*    Indemnification Agreement executed by the Registrant and Gary
                  A. Rasmussen.
         10.8*    Indemnification Agreement executed by the Registrant and
                  Francois Van Der Hoeven.
         10.9*    Technology License Agreement executed by the Registrant and
                  Fonefriend Systems, Inc.
         24.1*    Opinion Letter From Counsel.
         99.1*    Certification of the Chief Executive Officer and Chief
                  Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*   Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FoneFriend, Inc.

                                   By:  /s/ JACKELYN GIROUX
                                        ---------------------------
                                        Jackelyn Giroux
                                        Chief Executive Officer



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of July, 2003.


/s/ Jackelyn Giroux                             Chief Executive Officer and Director (Principal     Dated:  July 15, 2003
--------------------------------------------    Executive Officer)
    Jackelyn Giroux

/s/ Ed Jones                                    Chief Financial Officer (Chief Accounting           Dated:  July 15, 2003
--------------------------------------------    Officer)
    Ed Jones

/s/ Dennis Johnston                             Director                                            Dated:   July 15, 2003
--------------------------------------------
    Dennis Johnston


/s/ Jackelyn Giroux                             Director                                            Dated:  July 15, 2003
--------------------------------------------
    Jackelyn Giroux






                                 Certifications

     I, Jackelyn Giroux, certify that:

     1.   I have reviewed this annual report on Form 10-K of FoneFriend, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light if the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: July 15, 2003

                                 /s/ Jackelyn Giroux
                                 ---------------------------------------------
                                 Jackelyn Giroux
                                 Chief Executive Officer

                                 Certifications

     I, Ed Jones, certify that:

     1.   I have reviewed this annual report on Form 10-K of FoneFriend, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light if the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: July 15, 2003

                                 /s/ Ed Jones
                                 ---------------------------------------------
                                 Ed Jones
                                 Chief Financial Officer