Form 10QSB
period 2003-06-30
FONEFRIEND  INC
filed 2003-08-19
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-QSB
                             ______________________

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         COMMISSION FILE NUMBER 0-24408


                                FONEFRIEND, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                   DELAWARE                       33-0611753
           ------------------------       ---------------------------
           (State of Incorporation)       (I.R.S. Employer ID Number)


                           2722 Loker Avenue, Suite G
                               Carlsbad, CA 92008
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (760) 607-2330
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/   No / /

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

         As of August 15, 2003, there were 820,361 shares of Preferred Stock and 9,186,000 shares of Common Stock outstanding.

                                FONEFRIEND, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets at June 30, 2003 and March 31, 2003............ 1

              Statements of Operations for the three month period
              ended June 30, 2003 and pro-forma two month period
              ended June 30, 2002........................................... 2

              Statements of Cash Flows for the three-month period
              ended June 30, 2003 and the pro-forma two month period
              ended June 30, 2002........................................... 3

              Statements of Stockholders' Equity for the three month
              period ended June 30, 2003.................................... 4

              Notes to Financial Statements................................. 7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition And Results of Operations.......................... 11

     Item 3.  Controls and Procedures...................................... 14


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings............................................ 14

     Item 2.  Changes in Securities........................................ 14

     Item 3.  Defaults Upon Senior Securities.............................. 14

     Item 4.  Submission of Matters to a Vote of Security Holders.......... 15

     Item 5.  Other Information............................................ 15

     Item 6.  Exhibits and Reports on Form 8-K............................. 15

                                FONEFRIEND, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                              (Amounts in Dollars)

                                     ASSETS
                                                                 June 30,        March 31,
                                                                   2003            2003
                                                                -----------     -----------
Current Assets
        Cash in banks and on hand                               $       157     $    20,221
        Inventory-equipment                                     $    16,000     $    16,000
        Current portion of prepaid expenses                     $   148,525     $   143,000
                                                                -----------     -----------
        Total current assets                                    $   164,682     $   179,221
                                                                -----------     -----------

Furniture & equipment, net of depreciation - Note 3             $    12,255     $    12,713
                                                                -----------     -----------

Other Assets
        Non-current prepaid expenses and deposits               $    13,597     $    13,597
        Capitalized development costs                           $   694,863     $   694,863
        Technology rights, FoneFriend license                   $   300,000     $   300,000
        Stock in FoneFriend Systems, Inc.                       $   150,000     $   150,000
        Organizational costs, net of amortization - Note 3      $       110     $       120
                                                                -----------     -----------
        Total other assets                                      $ 1,158,570     $ 1,158,580
                                                                -----------     -----------
TOTAL ASSETS                                                    $ 1,335,507     $ 1,350,514
                                                                -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable                                        $     4,302     $     4,302
        Loans from officers and others                          $    57,188     $    60,888
        Payroll taxes payable                                   $     5,416     $     5,416
                                                                -----------     -----------
        Total current liabilities                               $    66,906     $    70,606
                                                                -----------     -----------

Loans payable, non-current                                      $    25,000     $    20,000
                                                                -----------     -----------
TOTAL LIABILITIES                                               $    91,906     $    90,606
                                                                -----------     -----------

Stockholders' Equity - Note 4
        Preferred stock, $.001 par value, authorized
        50,000,000 shares, issued and outstanding
        820,361 shares                                          $       820     $       820
        Common stock, $.001 par value, authorized
        200,000,000 shares, issued and outstanding,
        8,926,000 at June 30, 2003 and 8,471,000 at
        March 31, 2003                                          $     8,926     $     8,471
        Additional paid in capital                              $ 3,800,063     $ 3,741,368
        Operating deficit                                       $(2,566,208)    $(2,490,751)
                                                                -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                                      $ 1,243,601     $ 1,259,908
                                                                -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,335,507     $ 1,350,514
                                                                -----------     -----------

                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                            STATEMENTS OF OPERATIONS
                              (Amounts in Dollars)

                                                                                Pro-forma
                                                            Three Months       Three Months
                                                           Ended June 30,     Ended June 30,
                                                                2003               2002
                                                           --------------     --------------
Revenue                                                    $         --       $         --
                                                           --------------     --------------
Expenses
       Advertising                                         $          200     $       11,580
       Automobile                                          $         --       $        3,969
       Commissions related to fund raising activity        $         --       $        5,152
       Consulting fees                                     $       55,565     $       90,981
       Depreciation and amortization                       $          873     $          657
       Insurance                                           $          227     $        1,494
       Legal fees                                          $         --       $        9,234
       Meals and entertainment                             $           75     $        1,410
       Office supplies                                     $        1,234     $        3,063
       Officer/stockholder payments                        $         --       $       10,962
       Salaries and payroll                                $         --       $       27,515
       Postage                                             $          202     $        5,307
       Rent                                                $       11,524     $        9,531
       Telephone                                           $        3,084     $        7,058
       Travel                                              $        2,100     $        6,881
       Other                                               $          373     $       14,931
                                                           --------------     --------------
                Total expenses                             $       75,457     $      209,725
                                                           --------------     --------------

                Loss from development stage operations     $      (75,457)    $     (209,725)
                                                           --------------     --------------


                 See Accompanying Notes to Financial Statements


                                FONEFRIEND, INC.

                            STATEMENTS OF CASH FLOWS
                              (Amounts in Dollars)

                                                                                Pro-forma
                                                            Three Months       Three Months
                                                           Ended June 30,     Ended June 30,
                                                                2003               2002
                                                           --------------     --------------
Operating Activities
         Loss from development stage operations            $      (75,457)    $     (209,725)

         Adjustments to loss from development
         stage operations:
                  Prepaid expenses                         $       53,625     $         --
                  Inventory-equipment                      $         --       $      (10,000)
                  Accounts payable                         $         --       $         --
                  Depreciation and amortization            $          873     $        1,337
                  Deposits                                 $         --       $      (25,500)
                  Other                                    $         (405)    $       (4,250)
                                                           --------------     --------------

         Net cash provided (used) by development
         stage operations                                  $      (21,364)    $     (248,138)
                                                           --------------     --------------

Investing Activities
         Increase in capitalized development costs         $         --       $      (60,000)
                                                           --------------     --------------

         Financing Activities

         Loans from officers and others                    $        1,300     $         --
                                                           --------------     --------------
         Net cash provided by financing activities         $        1,300     $         --
                                                           --------------     --------------

Net cash increase (decrease) for the period                $      (20,064)    $     (308,138)

Cash at beginning of period                                $       20,221     $      685,359
                                                           --------------     --------------

Cash at end of period                                      $          157     $      377,221
                                                           --------------     --------------

                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                        STATEMENTS OF STOCKHOLDERS'EQUITY
                              (Amounts in Dollars)

                                                       Additional                        Total
                         No. Shares         Par          Paid-In      Accumulated     Stockholders'
                         Outstanding       Value         Capital        Deficit          Equity
                         -----------    -----------    -----------    -----------     ------------
Common shares
Beginning
balance, July
1, 2002                    8,956,361    $     8,956    $ 3,069,182    $(1,036,686)    $  2,041,452

Loss from
operations                                                            $  (211,316)    $   (211,316)

Common shares
issued September
30, 2002                      85,500    $        86    $   427,415                    $    427,501
                         -----------    -----------    -----------    -----------     ------------

Balance,
September
30, 2002                   9,041,861    $     9,042    $ 3,496,597    $(1,248,002)    $  2,257,637

Loss from
Operations to
November
21, 2002                                                              $  (118,281)    $   (118,281)

Common shares
cancelled                   (300,000)   $      (300)                                  $       (300)

Common shares
issued November
21, 2002                      58,139    $        58    $    29,942    $               $     30,000
                         -----------    -----------    -----------    -----------     ------------

Total common
shareholders'
equity pre-
merger, November
21, 2002                   8,800,000    $     8,800    $ 3,526,539    $(1,366,283)    $  2,169,056
                         -----------    -----------    -----------    -----------     ------------
Merger of FoneFriend, Inc. (Nevada corporation) on November
21, 2002 with and into FoneFriend, Inc. (Delaware corporation)

Exchange of
Nevada shares
for Delaware
shares                     2,200,000    $     2,200

Issue new
Delaware
Shares:
To: management             4,600,000    $     4,600


                                FONEFRIEND, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                                                       Additional                        Total
                         No. Shares         Par          Paid-In      Accumulated     Stockholders'
                         Outstanding       Value         Capital        Deficit          Equity
                         -----------    -----------    -----------    -----------     ------------
To: UBN Trust                423,000    $       423
To: D. Johnston              423,000    $       423
Transfer par value
to paid-in capital                      $    (1,154)   $     1,154

Issue common
shares to
consultants,
December 2002                825,000    $       825    $   213,675                    $    214,500

Loss from
operations
from November
21, 2002 to
March 31, 2003                                                        $(1,124,468)    $ (1,124,468)

Total common
shareholders'
equity, March
31, 2003
Delaware
Corporation                8,471,000    $     8,471    $ 3,741,368    $(2,490,751)    $  1,259,088

Issue common
shares to
consultants,
June 2003                    455,000    $       455    $    58,695                    $     59,150

Loss from
operations
from April 1,
2003 to June
30, 2003                                                              $(   75,457)    $(    75,457)
                                                                      -----------     ------------
Total common
shareholders'
equity, June
30, 2003
Delaware
Corporation                8,926,000    $     8,926    $ 3,800,063    $(2,566,208)    $  1,242,781
                         -----------    -----------    -----------    -----------     ------------

Preferred shares

Preferred shares
issued November
21, 2002, Nevada             820,361    $       820                                   $        820

Cancel Nevada
preferred shares,
November 21,
2002                        (820,361)   $(      820)                                  $(       820)
                         -----------    -----------                                   ------------

                                FONEFRIEND, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                                                       Additional                        Total
                         No. Shares         Par          Paid-In      Accumulated     Stockholders'
                         Outstanding       Value         Capital        Deficit          Equity
                         -----------    -----------    -----------    -----------     ------------
Issue Delaware
preferred shares
for Nevada
preferred shares,
November 21,
2002                         820,361    $       820                                   $        820
                         -----------    -----------                                   ------------
Total stockholders'
equity, June 30,
2003                                                                                  $  1,243,601
                                                                                      ------------




                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003


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

The Company is a development stage enterprise and has not generated any revenue during its history. The primary business of the Company is to market an Internet telephony device and related services to customers worldwide, called the "FoneFriend". The underlying technology of FoneFriend has been licensed by the Company from FoneFriend Systems, Inc. and will enable the Company's subscribers to make and receive unlimited long distance telephone calls over the Internet, using only their standard residiential telephone set (without the need for a computer), for a low monthly fee of about $10.00 or less. Due to the small cost of transmitting calls over the Internet, the Company anticipates that it will realize significant profit margins, in excess of the traditional telecommunications industry.

B.       Basis of Presentation

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") which contemplates continuation of the Company as a going concern. Management is attempting to raise additional capital.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Fiscal Year

The Company's fiscal year is March 31 (after the above-described merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware). The accompanying unaudited financial statements are for June 30, 2003 and the three month period then ended.

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


NOTE 3 - DEPRECIATION AND AMORTIZATION

The Company's management has estimated the useful lives of furniture, equipment and certain organization costs. The following tables show the gross asset amounts and the accumulated depreciation and amortization:

A.       Furniture and Equipment
                                                               2003
                                                     ------------------------
                                                      June 30,      March 31,
                                                     ----------    ----------

         Cost                                        $   16,245    $   15,840
         Less accumulated depreciation               $(   3,990)   $(   3,127)
                                                     ----------    ----------

                  Net value                          $   12,255    $   12,713
                                                     ----------    ----------

B.       Organizational Costs
                                                               2003
                                                     ------------------------
                                                      June 30,      March 31,
                                                     ----------    ----------

         Cost                                        $      195    $      195
         Less accumulated depreciation               $(      85)   $(      75)
                                                     ----------    ----------

                  Net value                          $      110    $      120
                                                     ----------    ----------


NOTE 4 - MERGER AND CAPITAL STOCK

The merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware was consummated on November 21, 2002 wherein the assets of FoneFriend, Inc. of Nevada were acquired by Universal Broadband Networks, Inc. ("UBN") in a tax-free reorganization pursuant to IRC 368 (the "Merger"). The Merger was effectuated as a "C" type reorganization whereby UBN issued stock in exchange for all of the assets FoneFriend, Inc. of Nevada, after which that corporation was dissolved. UBN was the surviving corporation and changed its name to FoneFriend, Inc. (a Delaware corporation) immediately subsequent to the Merger. Pursuant to the express terms of the Fourth

                                FONEFRIEND, INC.

Amended Plan of Reorganization, as approved by the U.S. Bankruptcy court (the "Plan"), the Merger was accomplished as follows:

         1. All of UBN's issued and outstanding shares of capital stock were cancelled and extinguished and the stockholders of UBN prior to the Merger have no further interest or rights in UBN.

         2. UBN issued 2,200,000 shares of newly created common stock in favor of FoneFriend, Inc. (Nevada corporation) in exchange for all of FoneFriend, Inc.'s assets and 115,750 of newly created common stock in favor of a Liquidating Trust for the benefit of UBN's creditors. As a result, the merged entity had a total of 2,315,750 shares of newly created common stock issued and outstanding, of which former shareholders of the dissolved Nevada corporation owned 95%, and J. Michael Issa, Esq., as Trustee of the Liquidating Trust (which was created under the Plan), owned 5%.

         3. The issuance of stock pursuant to the Plan, as filed within the U.S. Bankruptcy Court, was ordered by the Court to be exempt from all applicable Federal, State and local securities law, pursuant to 11 U.S.C. ss.1145 (a).

         4. The dissolved Nevada corporation's management distributed the newly issued 2,200,000 shares of FoneFriend, inc. (Delaware corporation) to its former shareholders, on a pro-rata basis. Each of such former shareholders received one share of stock in FoneFriend, Inc. (Delaware corporation) for every four-share shares held in the dissolved Nevada corporation.

         5. Immediately subsequent to the Merger, the Company authorized the issuance of 820,361 shares of a newly created Series A Preferred Stock (each share of which is convertible into one share of common stock) to be issued to shareholders of preferred stock in the dissolved Nevada corporation prior to the Merger.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by management.

OVERVIEW

         The Company has experienced significant losses during development stage operations and has yet to realize any revenues from its operations.

         During the forth quarter of fiscal year 2003, management of the Company evaluated the future benefit of the Company's capitalized development costs and determined that it was prudent to write down the value of that asset to its estimated fair value.

RESULTS OF OPERATIONS

         The Company had no revenue during the three months ended June 30, 2003 or during its entire history.

         Expenses of the Company for the first three months of the current fiscal year, ending March 31, 2004, decreased to $75,457, from $209,725 for the first three months of the fiscal year ending March 31, 2003. The decrease was due primarily to a reduction in personnel, consultants and professional services and their related expenses. Current expenses consist primarily of salaries, overhead and other general expenses related to developing its product and bringing that product to market.

         During the third quarter of fiscal 2003, the Company issued 825,000 shares of stock to consultants for future services to be provided to the Company. The value of such shares issued to consultants is being amortized to expense over a twelve-month period.

         During the first quarter of fiscal 2004, the Company issued a total of 455,000 shares of stock to consultants and a law firm for current and future services provided to the Company. The value of such shares issued is being amortized to expense over a twelve-month period.

         Reduction in Shares Outstanding: On May 30, 2003, Francois Van Der Hoeven informed the Company that he had resigned as Senior Vice President of Marketing. Mr. Van Der Hoeven had not worked at the Company's offices since on or about February 14, 2003, due to the Company's inability to pay his then existing salary requirements. As a result, he commenced employment with another firm and did not execute his executive employment contract with the Company after the completion of the Merger.

         This contract was the primary basis for the issuance of 1,300,000 shares as consideration for his providing of services to the Company for a 3-year term. The Company has placed a top transfer order on Mr. Van Der Hoeven's stock certificate pending an amicable resolution of the negotiations until such time as he either returns the certificate or the Company issues a cancellation of his shares.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company anticipates that it will market its product through direct marketing to segments of the population that use significant long distance service to foreign countries.

         The initial target markets will be areas in which the population includes significant European, Hispanic and Asian segments. These segments of the population typically spend substantial time on international long distance calls to their native countries.

         Other products may be developed that compete with the Company's product, thereby reducing future potential revenue.

         Further, since the Company's product requires significant lead time in the manufacturing process, any delay in filling orders could affect customer satisfaction.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had limited working capital and the Company had no material unused sources of liquid assets. Also at June 30, 2003, the Company had no existing credit facility. As a result, the Company is delinquent in certain general and administrative expenses and has a shortage of cash to pay its pending accounts payable.

         A part of the Company's strategy is to seek external financing to grow its commercial business. Management is presently in the process of finalizing a private offering memorandum for distribution to qualified investors in an attempt to raise up to $5,000,000 in additional capital in order to effectuate its business plan. The Company's current operating capital has been provided primarily through cash advances from its officers and various third parties.

         While the Company intends to generate working capital from its product and related services, we expect our minimum capital needs during the current fiscal year to be approximately $2.0 million to implement our intended plan of business and generate positive cash flow. This amount will primarily be used for manufacturing, implementing a large scale network system, marketing programs and for general working capital. However, the Company may not be able to obtain the required financing, or such financing may not be available on acceptable terms.

         Due to the Company's historical operating losses, there can be no assurance that projected capital requirements will not substantially exceed current and future capital resources.

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS: "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include the Company's expectations regarding its intended plan of operation, the potential sale of its product, the Company's planned financing of this venture and the sufficiency of the Company's available liquidity for working capital, the Company's belief that its technology-based business will grow and result in profitability, that it is positioned to take advantage of new opportunities, and that it will focus on strengthening and growing its business and commercializing innovative technologies and services. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's annual report on Form 10-KSB, for the fiscal year ended March 31, 2003, including the Company's entry into a new commercial business, its ability to access the capital markets and obtain working capital, risks associated with technological changes in the market for telecommunications and voice transmission over the internet, risks of competition in the emerging internet telephony industry, and other risks described in the Company's Securities and Exchange Commission filings.


ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's president, its (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

         (b) Changes in internal control.

         There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES

         During the three months ended June 30, 2003, the Company issued a total of 455,000 shares of stock to three consultants and a law firm for current and future services provided to the Company. The value of such shares issued is being amortized to expense over a twelve-month period.

         Subsequent to June 30, 2003, the Company issued a total of 260,000 shares of common stock, of which 200,000 was issued to a marketing consultant and 60,000 shares was issued in connection with the settlement of litigation previously reported with Michael Imbesi, C.I.C. Productions, Inc. and Cary D. Arnold.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

         Subsequent Event

         On July 30, 2003, the Company received notice that Francois Van Der Hoeven had resigned as a director. As set forth in the Company's most recent annual report on Form 10-KSB, Mr. Van Der Hoeven had previously resigned as Senior Vice President of Marketing in May of 2003. In addition, the Company had notified its transfer agent to place a stop transfer order on 1,300,000 shares that were previously issued to him in anticipation of his services over a 3-year employment term. Mr. Van Der Hoeven's shares are being counted as outstanding until such time as the certificate is either returned or the Company issues a cancellation order.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         Exhibit No.     Description
         -----------     -------------------------------------------------------

         17.1            Resignation of Director (Francois Van Der Hoeven)

         31.1            Chief  Executive  Officer  certification   pursuant  to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2            Chief  Financial  Officer  certification   pursuant  to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1            Chief  Executive  Officer  certification   pursuant  to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2            Chief  Financial  Officer  certification   pursuant  to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) No reports on Form 8-K were filed during the three months ended June 30, 2003.



                          ***SIGNATURE PAGE FOLLOWS***

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized by FoneFriend, Inc. (the "Registrant")


By: /S/  Jackelyn Giroux
    --------------------------------------------------
    Jackelyn Giroux, President, Director


By: /S/  Dennis H. Johnston
    -------------------------------------------------
    Dennis H. Johnston, Secretary, General Counsel, Director


By: /S/  Edward N. Jones
    --------------------------------------------------
    Edward N. Jones, Chief Financial Officer


Dated:   August 19, 2003