Form 10QSB
period 2003-09-30
FONEFRIEND  INC
filed 2003-11-20
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                         2722 Loker Avenue West, Suite G
                               Carlsbad, CA 92008
                    ----------------------------------------
                    (Address of Principal Executive Offices)


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

         As of November 14, 2003, there were 820,361 shares of Preferred Stock and 9,486,000 shares of Common Stock outstanding.

                                FONEFRIEND, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets at September 30, 2003 and
             June 30, 2003 ..........................................  3

             Statements of Operations for the three month
             period ended September 30, 2003 and three month
             period ended September 30, 2002 ........................  4

             Statements of Cash Flows for the three-month
             period ended September 30, 2003 and the three
             month period ended September 30, 2002 ..................  5

             Statements of Stockholders' Equity for the three
             month period ended September 30, 2003 ..................  6

             Notes to Financial Statements ..........................  9

    Item 2.  Management's Discussion and Analysis of Financial
             Condition And Results of Operations .................... 13

    Item 3.  Controls and Procedures ................................ 17


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ...................................... 18

    Item 2.  Changes in Securities .................................. 18

    Item 3.  Defaults Upon Senior Securities ........................ 18

    Item 4.  Submission of Matters to a Vote of Security Holders .... 18

    Item 5.  Other Information ...................................... 19

    Item 6.  Exhibits and Reports on Form 8-K ....................... 19

                                FONEFRIEND, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                              (Amounts in Dollars)

                                     ASSETS
                                                                September 30,       June 30,
                                                                    2003              2003
                                                                -------------     -------------
Current Assets
         Cash in banks and on hand                              $      10,699     $         157
         Inventory-equipment                                    $      16,400     $      16,000
         Stock subscription receivable                          $       1,390     $           0
         Current portion of prepaid expenses                    $      99,400     $     148,525
                                                                -------------     -------------
         Total current assets                                   $     127,889     $     164,682
                                                                -------------     -------------
Furniture & equipment, net of depreciation - Note 3             $      13,892     $      12,255
                                                                -------------     -------------
Other Assets
         Non-current prepaid expenses and deposits              $      13,597     $      13,597
         Capitalized development costs                          $     694,863     $     694,863
         Technology rights, FoneFriend license                  $     300,000     $     300,000
         Stock in FoneFriend Systems, Inc.                      $     150,000     $     150,000
         Organizational costs, net of amortization - Note 3     $         100     $         110
                                                                -------------     -------------
         Total other assets                                     $   1,158,560     $   1,158,570
                                                                -------------     -------------
TOTAL ASSETS                                                    $   1,300,341     $   1,335,507
                                                                -------------     -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                       $      31,919     $       4,302
         Accrued expenses payable                               $     163,500     $           0
         Litigation settlement payable                          $      20,000     $           0
         Loans from officers and others                         $      57,188     $      57,188
         Payroll taxes payable                                  $       5,416     $       5,416
                                                                -------------     -------------
         Total current liabilities                              $     278,023     $      66,906
                                                                -------------     -------------
Loans payable, non-current                                      $      25,000     $      25,000
                                                                -------------     -------------
TOTAL LIABILITIES                                               $     303,023     $      91,906
                                                                -------------     -------------

Stockholders' Equity - Note 4
         Preferred stock, $.001 par value, authorized
         50,000,000 shares, issued and outstanding
         820,361 shares                                         $         820     $         820
         Common stock, $.001 par value, authorized
         200,000,000 shares, issued and outstanding,
         9,386,000 at September and 8,926,000 at June
          30, 2003                                              $       9,386     $       8,926
         Additional paid in capital                             $   3,869,203     $   3,800,063
         Operating deficit                                      $  (2,882,091)    $  (2,566,208)
                                                                -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                      $     997,318     $   1,243,601
                                                                -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,300,341     $   1,335,507
                                                                -------------     -------------

                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                            STATEMENTS OF OPERATIONS
                              (Amounts in Dollars)

                                                                  Three Months
                                                               Ended September 30,
                                                             -----------------------
                                                               2003          2002
                                                             ---------     ---------
Revenue                                                      $    --       $    --
                                                             ---------     ---------
Expenses
         Advertising                                         $   1,300     $   3,936
         Automobile                                          $     200     $   3,248
         Commissions related to fund raising activity        $    --       $  18,888
         Consulting fees                                     $ 241,539     $  57,720
         Depreciation and amortization                       $     873     $    --
         Insurance                                           $   1,681     $   2,447
         Legal fees                                          $  24,398     $   4,529
         Meals and entertainment                             $    --       $   4,708
         Office supplies                                     $     917     $   2,413
         Officer/stockholder payments                        $  20,060     $  12,500
         Salaries and payroll                                $    --       $  59,964
         Postage                                             $   1,358     $   1,216
         Rent                                                $   6,620     $   7,029
         Telephone                                           $   4,990     $   5,891
         Travel                                              $   4,464     $   7,682
         Other                                               $   7,486     $  19,155
                                                             ---------     ---------
                  Total expenses                             $ 315,883     $ 211,316
                                                             ---------     ---------

                  Loss from development stage operations     $(315,883)    $(211,316)
                                                             ---------     ---------

                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                            STATEMENTS OF CASH FLOWS
                              (Amounts in Dollars)

                                                        Three Months Ended
                                                          September 30,
                                                      ----------------------
                                                        2003         2002
                                                      ---------    ---------
Operating Activities
         Loss from development stage operations       $(315,883)   $(211,316)

         Adjustments to loss from development
         stage operations:
                  Prepaid expenses                    $  49,125    $   3,000
                  Inventory-equipment                 $    (400)   $ (10,000)
                  Accounts payable                    $  27,617    $     803
                  Accrued expenses payable            $ 163,500    $    --
                  Litigation settlement payable       $  20,000    $    --
                  Depreciation and amortization       $     873    $   1,337
                  Deposits                            $    --      $ (15,448)
                  Other                               $ (14,290)   $  (6,172)
                                                      ---------    ---------

         Net cash provided (used) by development
         stage operations                             $ (69,458)   $(243,796)
                                                      ---------    ---------

Investing Activities
         Increase in capitalized development costs    $    --      $(113,000)
                                                      ---------    ---------

         Financing Activities
                  Common stock and paid-in capital    $  80,000    $  14,990
                                                      ---------    ---------

         Net cash provided by financing activities    $  80,000    $  14,990
                                                      ---------    ---------

Net cash increase (decrease) for the period           $  10,542    $(341,806)

Cash at beginning of period                           $     157    $ 377,221
                                                      ---------    ---------

Cash at end of period                                 $  10,699    $  35,415
                                                      ---------    ---------


                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                        STATEMENTS OF STOCKHOLDERS'EQUITY
                              (Amounts in Dollars)

                                                   Additional                       Total
                     No. Shares         Par          Paid-In      Accumulated    Stockholders'
                     Outstanding       Value         Capital        Deficit         Equity
                     -----------    -----------    -----------    -----------    -------------
Common shares
Beginning
balance, July
1, 2002                8,956,361    $     8,956    $ 3,069,182    $(1,036,686)   $   2,041,452

Loss from
operations                                                        $  (211,316)   $    (211,316)

Common shares
issued September
30, 2002                  85,500    $        86    $   427,415                   $     427,501
                     -----------    -----------    -----------    -----------    -------------

Balance,
September
30, 2002               9,041,861    $     9,042    $ 3,496,597    $(1,248,002)   $   2,257,637

Loss from
Operations to
November
21, 2002                                                          $  (118,281)   $    (118,281)

Common shares
cancelled               (300,000)   $     ( 300)                                 $        (300)

Common shares
issued November
21, 2002                  58,139    $        58    $    29,942    $              $      30,000
                     -----------    -----------    -----------    -----------    -------------

Total common
shareholders'
equity pre-
merger, November
21, 2002               8,800,000    $     8,800    $ 3,526,539    $(1,366,283)   $   2,169,056
                     -----------    -----------    -----------    -----------    -------------

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



                                FONEFRIEND, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                                                   Additional                       Total
                     No. Shares         Par          Paid-In      Accumulated    Stockholders'
                     Outstanding       Value         Capital        Deficit         Equity
                     -----------    -----------    -----------    -----------    -------------
To: UBN Trust            423,000    $       423
To: D. Johnston          423,000    $       423
Transfer par value
to paid-in capital                  $    (1,154)   $     1,154

Issue common
shares to
consultants,
December 2002            825,000    $       825    $   213,675                   $     214,500

Loss from
operations
from November
21, 2002 to
March 31, 2003                                                    $(1,124,468)   $  (1,124,468)

Total common
shareholders'
equity, March
31, 2003
Delaware
Corporation            8,471,000    $     8,471    $ 3,741,368    $(2,490,751)   $   1,259,088

Issue common
shares to
consultants,
June 2003                455,000    $       455    $    58,695                   $      59,150

Loss from
operations
from April 1,
2003 to June
30, 2003                                                          $   (75,457)   $     (75,457)
                     -----------    -----------    -----------    -----------    -------------

Total common
shareholders'
equity, June
30, 2003
Delaware
Corporation            8,926,000    $     8,926    $ 3,800,063    $(2,566,208)   $   1,242,781
                     -----------    -----------    -----------    -----------    -------------

Issue common
Shares                   460,000    $       460    $    69,140    $  (315,883)   $     246,283
                     -----------    -----------    -----------    -----------    -------------



                                FONEFRIEND, INC.

                 Statements of Stockholders' Equity - continued

                                                   Additional                       Total
                     No. Shares         Par          Paid-In      Accumulated    Stockholders'
                     Outstanding       Value         Capital        Deficit         Equity
                     -----------    -----------    -----------    -----------    -------------
Total common
shareholders'
equity, September
30, 2003
Delaware
Corporation            9,386,000    $     9,386    $ 3,869,203    $(2,882,091)   $     996,498
                     -----------    -----------    -----------    -----------    -------------

Preferred shares

Preferred shares
issued November
21, 2002, Nevada         820,361    $       820                                  $         820

Cancel Nevada
preferred shares,
November 21,
2002                    (820,361)   $     ( 820)                                 $        (820)
                     -----------    -----------    -----------    -----------    -------------

Issue Delaware
preferred shares
for Nevada
preferred shares,
November 21,
2002                     820,361    $       820                                  $         820
                     -----------    -----------    -----------    -----------    -------------

Total stockholders'
equity, September
30, 2003                                                                         $     997,318
                     -----------    -----------    -----------    -----------    -------------

                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Fiscal Year

The Company's fiscal year is March 31 (after the above-described merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware). The accompanying unaudited financial statements are for September 30, 2003 and the three month period then ended.

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

D.       Prepaid Expenses and other Current Assets

The Company has cash outlays in advance of expense recognition for items such as interest, financing fees, and service contracts. All amounts identified as prepaid expenses that will be utilized during the next twelve months are identified as current assets, while any portion that will not be utilized during the next twelve months are classified as non-current assets.

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


NOTE 3 - DEPRECIATION AND AMORTIZATION

The Company's management has estimated the useful lives of furniture, equipment and certain organization costs. The following tables show the gross asset amounts and the accumulated depreciation and amortization:

A.       Furniture and Equipment
                                                          2003
                                                 ------------------------
                                                 Sept. 30,      June 30,
                                                 ---------     ----------
         Cost                                    $  18,745     $   16,245
         Less accumulated depreciation           $  (4,853)    $   (3,990)
                                                 ---------     ----------

                  Net value                      $  13,892     $   12,255
                                                 ---------     ----------

B.       Organizational Costs
                                                          2003
                                                 ------------------------
                                                 Sept. 30,      March 31,
                                                 ---------     ----------
         Cost                                    $     195     $      195
         Less accumulated depreciation           $     (95)    $      (85)
                                                 ---------     ----------

                  Net value                      $     100     $      110
                                                 ---------     ----------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes included elsewhere herein. Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include the Company's expectations regarding its intended plan of operation, the potential sale of its product, the Company's planned financing of this venture and the sufficiency of the Company's available liquidity for working capital, the Company's belief that its technology-based business will grow and result in profitability, that it is positioned to take advantage of new opportunities, and that it will focus on strengthening and growing its business and commercializing innovative technologies and services. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include, but are not limited to, those referred to in the Company's annual report on Form 10-KSB, for the fiscal year ended March 31, 2003, including the Company's entry into a new commercial business, its ability to access the capital markets and obtain working capital, risks associated with technological changes in the market for telecommunications and voice transmission over the Internet, risks of competition in the emerging internet telephony industry, and other risks described in the Company's Securities and Exchange Commission filings.


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

         During the first two quarters of the current fiscal year, the Company's management focused its efforts primarily on reducing its overhead, to conserve financial resources, and the hiring of consultants that would help further its quest for financing, as well as assist in implementing the Company's intended plan of business and preparing the technical infrastructure and marketing support necessary for its operational stage.

         To date, the Company has established the foundation necessary upon which it can build a next generation telecommunications company, utilizing the Internet and VoIP technology, that will carry customer calls at rates which are dramatically lower than traditional international long distance carriers with excellent quality.

RESULTS OF OPERATIONS

         The Company had no revenue during the three months ended September 30, 2003, or during its entire history.

         Expenses of the Company for the second quarter of the current fiscal year, ending March 31, 2004, increased to $315,883, from $211,316 for the three month period ending September 30, 2003, compared to the three month period ending September 30, 2002. The increase was due primarily to the accrual of consulting fees and officer salary expense, which was not previously accrued by the Company. Current expenses consist primarily of consultant fees, officer salaries, overhead and other general expenses related to continuing operations, developing its product and bringing that product to market.

         During the second quarter of fiscal 2004, the Company issued 400,000 shares of stock to consultants for future services to be provided to the Company. The value of such shares issued to consultants is being amortized to consulting expense over the term of each individual's contract, usually either a six or a twelve-month period. Also, the Company issued an additional 60,000 shares of common stock in settlement of litigation.

         As previously disclosed in the Company's Form 10-QSB, for the period ending June 30, 2003, the Company received notice on July 30, 2003, that Francois Van Der Hoeven had resigned as a director. Mr. Van Der Hoeven had previously resigned as Senior Vice President of Marketing in May of 2003. In addition, the Company had notified its transfer agent to place a stop transfer order on 1,300,000 shares that were previously issued to him in anticipation of his services over a 3-year employment term. Mr. Van Der Hoeven's shares are being counted as outstanding until such time as the certificate is either returned or the Company issues a cancellation order.

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

The Loss Of Our Key Personnel Could Harm Our Business.

         The loss of the services of the Company's CEO and other key consultants or employees could have a material adverse effect on our operations, as hiring replacements would most likely involve the payment of salaries, for which we do not currently have the financial resources. Our inability to hire suitable replacements could have a material adverse effect on our ability to continue operating.

The Company is in Breach of Key Employment and Consulting Agreements.

         For the last year, the Company has failed to make the required payments of $7,500 per month to Jackelyn Giroux, the President and Director, under her employment agreement. There is no guarantee that she will continue to work without being paid. The Company may be forced to amend her Employment Agreement on less favorable terms. The loss of Ms. Giroux as President would have a material adverse effect on the Company's ability to continue operating.

         For the last year, the Company has failed to make the required payments of $10,000 a month to Gary A. Rasmussen, a Consultant and founder, under the terms of his Consulting Agreement. There is no guarantee that he will continue to work without being paid. The Company may be forced to amend his Consulting Agreement on less favorable terms. The loss of Mr. Rasmussen would have a material adverse effect on the Company's ability to continue operating.

Additional Risk Factors are set forth in the Company's 10KSB.

         For additional Risk Factors please see the Risk Factors located in the Company's Form 10KSB, for the fiscal year ended March 31, 2003 which are hereby adopted and incorporated by reference.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had limited working capital and the Company had no material unused sources of liquid assets. Also at September 30, 2003, the Company had no existing credit facility. As a result, the Company is delinquent in certain general and administrative expenses and has a shortage of cash to pay its pending accounts payable.

         A part of the Company's strategy is to seek external financing to grow its commercial business. Management is presently negotiating with several qualified investment sources in order to obtain the necessary financing required to implement its intended plan of business. The Company's current operating capital has been provided primarily through cash advances from its officers and various third parties.

         While the Company intends to generate working capital from its product and related services in the future, we expect our minimum capital needs during the current fiscal year to be approximately $2.0 million. This amount will primarily be used for manufacturing, implementing a large scale network system, marketing programs and for general working capital.

         However, the Company may not be able to obtain the required financing, or such financing may not be available on acceptable terms. Due to the Company's historical operating losses, there can be no assurance that projected capital requirements will not substantially exceed current and future capital resources. This could result in a significant and material adverse effect on our ability to continue operating.

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

         As of September 30, 2003, management estimated that the Company's cash resources were not enough to meet the Company's estimated funding requirements for the remainder of the year.


FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS: "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The foregoing discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future  results,  performance  or  achievements  expressed  or  implied  by  any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.


ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and CEO, who serves as the principal operating officer, and its Chief Financial Officer, who has served as the principal financial and accounting officer. Based upon that evaluation, the Company's President and CFO have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

         (b) Changes in internal control.

         There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company received notice of a lawsuit commenced against its predecessor company, Fonefriend, Inc., a Nevada corporation, seeking approximately $21,000. The assets of this predecessor company were acquired by the Company in a stock for assets purchase transaction and Fonefriend of Nevada was dissolved.

         The Company has received a threat of litigation from the bankrupt estate of Allegience Telecom, seeking approximately $5,000. The Company believes it has affirmative defenses to such charges and intends to defend against any such action should it be commenced.


ITEM 2.  CHANGES IN SECURITIES

         During the three months ended September 30, 2003, the Company issued a total of 400,000 shares of stock to two consultants for cash and current and future services provided to the Company. Additionally, 60,000 shares of stock were issued in settlement of a lawsuit.

         Subsequent to September 30, 2003, the Company issued a total of 125,000 shares of common stock, of which 100,000 shares were issued in connection with the exercise of a stock option, and 25,000 shares were issued as consideration to a consultant.

         Subsequent to September 30, 2003, the Company has entered into additional consulting contracts which provide for the issuance of common stock and/or stock options as compensation.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

         The Company's Board of Directors unanimously approved the appointment of Ms. Virginia Perfili, subject to her acceptance, as a director to fill the vacancy created upon the resignation of Mr. Francois Van Der Hoeven. Ms. Perfili accepted this appointment on November 14, 2003.

         Ms. Perfili was formerly President, CEO and Director of Orphan, Inc., a publicly held, Michigan Corporation, which was formed in 1982 to pursue opportunities in the entertainment, film and record industries. Ms. Perfili's duties included the overall management and promotion for the company. Ms. Perfili left Orphan in 1997 to pursue her career as an independent producer and director of film projects. Ms. Perfili is a graduate of Wayne State University.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

      Exhibit No.                         Description
      -----------   ------------------------------------------------------------

         10.1 2002 Non-Employee Director And Consultant Retainer Stock Plan And Employee Stock Incentive Plan. Incorporated by reference in Form S-8, filed on December 27, 2002.

         10.2       Employment Agreement executed by the Registrant and Jackelyn
                    Giroux.

         10.3 Consulting Agreement executed by the Registrant and Gary A. Rasmussen.

         10.4 Indemnification Agreement executed by the Registrant and Jackelyn Giroux.

         10.5 Indemnification Agreement executed by the Registrant and Edward N. Jones.

         10.6 Indemnification Agreement executed by the Registrant and Dennis H. Johnston.

         10.7 Indemnification Agreement executed by the Registrant and Gary A. Rasmussen.

         10.8 Indemnification Agreement executed by the Registrant and Francois Van Der Hoeven.

         10.9 Technology License Agreement executed by the Registrant and Fonefriend Systems, Inc.

         17.1       Resignation of Director (Francois Van Der Hoeven)

         31.1* Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2* Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.1* Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2* Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 ----------------
 * Filed herewith

         (b) No reports on Form 8-K were filed during the three months ended September 30, 2003.



                          ***SIGNATURE PAGE FOLLOWS***

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized by FoneFriend, Inc. (the "Registrant")


By: /S/ Jackelyn Giroux
    ---------------------------------------
       Jackelyn Giroux, President, Director


By: /S/ Dennis H. Johnston
    -----------------------------------------
       Dennis H. Johnston, Secretary, General
       Counsel, Director


By:/S/ Edward N. Jones
   ------------------------------------
       Edward N. Jones, Chief Financial
       Officer



Dated:   November 19, 2003.