Form 10QSB
period 2003-12-31
FONEFRIEND  INC
filed 2004-02-13
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER 0-24408

                                FONEFRIEND, INC.
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                               33-0611753
      (State of Incorporation)               (I.R.S. Employer ID Number)

                          14545 Friar Street, Suite 204
                               Van Nuys, CA 91411
                    (Address of Principal Executive Offices)

                                 (818) 376-1616
              (Registrant's Telephone Number, Including Area Code)

                        2722 Loker Avenue West, Suite G
                               Carlsbad, CA 92008
          (Former Name or Former Address, if changed since last Report)


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

     As of February 12, 2004, there were 19,014,444 shares of Common Stock outstanding and no shares of preferred stock outstanding.


                                FONEFRIEND, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements

Balance Sheets at December 31, 2003 and September 30, 2003                     1

Statements of Operations for the three month period ended December 31,
2003 and three month period ended September 30, 2003                           2

Statements of Cash Flows for the three-month period ended December 31, 2003
and the three month period ended September 30, 2002                            3

Statements of Stockholders' Equity for the three month period
ended December 31, 2003                                                        4

Notes to Financial Statements                                                  7

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition And Results of Operations                          11

     Item 3.     Controls and Procedures                                      15

PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings                                            16

     Item 2.     Changes in Securities                                        16

     Item 3.     Defaults Upon Senior Securities                              17

     Item 4.     Submission of Matters to a Vote of Security Holders          17

     Item 5.     Other Information                                            17

     Item 6.     Exhibits and Reports on Form 8-K                             17





                                FONEFRIEND, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                              (Amounts in Dollars)

                                     ASSETS
                                     ------


                                                              December 31,          September 30,
                                                                  2003                  2003
                                                              ------------          ------------

Current Assets
   Cash in banks and on hand                                  $     11,853          $     10,699
   Inventory-equipment                                        $     16,400          $     16,400
   Stock subscription receivable                              $      2,500          $      1,390
   Current portion of prepaid expenses                        $     45,775          $     99,400
                                                              ------------          ------------
      Total current assets                                    $     76,528          $    127,889
                                                              ------------          ------------
Furniture & equipment, net of depreciation - Note 3           $     13,029          $     13,892
                                                              ------------          ------------
Other Assets
   Non-current prepaid expenses and deposits                  $     13,597          $     13,597
   Capitalized development costs                              $    694,863          $    694,863
   Technology rights, FoneFriend license                      $    300,000          $    300,000
   Stock in FoneFriend Systems, Inc.                          $    150,000          $    150,000
   Organizational costs, net of amortization - Note 3         $         90          $        100
                                                              ------------          ------------
      Total other assets                                      $  1,158,550          $  1,158,560
                                                              ------------          ------------
         TOTAL ASSETS                                         $  1,248,107          $  1,300,341
                                                              ------------          ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable                                           $     23,833          $     31,919
   Accrued expenses payable                                   $    176,500          $    163,500
   Litigation settlement payable                              $     10,000          $     20,000
   Loans from officers and others                             $    126,300          $     57,188
   Payroll taxes payable                                      $      5,416          $      5,416
                                                              ------------          ------------
      Total current liabilities                               $    342,049          $    278,023
                                                              ------------          ------------
Loans payable, non-current                                    $     25,000          $     25,000
                                                              ------------          ------------
      TOTAL LIABILITIES                                       $    367,049          $    303,023
                                                              ------------          ------------

Stockholders' Equity - Note 4
   Preferred stock, $.001 par value, authorized
   50,000,000 shares, issued and outstanding
   820,361 shares                                             $        820          $        820
   Common stock, $.001 par value, authorized
   200,000,000 shares, issued and outstanding,
   9,556,000 at December 31, 2003 and 9,386,000
   at September 30, 2003                                      $      9,556          $      9,386
   Additional paid in capital                                 $  3,887,533          $  3,869,203
      Operating deficit                                       $ (3,016,851)         $ (2,882,091)
                                                              ------------          ------------
      TOTAL STOCKHOLDERS' EQUITY                              $    881,058          $    997,318
                                                              ------------          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  1,248,107          $  1,300,341
                                                              ------------          ------------

                 See Accompanying Notes to Financial Statements




                                FONEFRIEND, INC.

                            STATEMENTS OF OPERATIONS
                              (AMOUNTS IN DOLLARS)


                                                                     Three Months Ended
                                                                     ------------------
                                                              December 31,          September 30,
                                                                  2003                  2003
                                                              ------------          ------------

Revenue                                                       $          0          $          0
                                                              ------------          ------------
Expenses
   Consulting fees                                            $    115,607          $    241,539
   Depreciation and amortization                              $        873          $        873
   Director payment                                           $        500          $          0
   Insurance                                                  $         55          $      1,681
   Legal fees                                                 $          0          $     24,398
   Office supplies                                            $        620          $        917
   Officer/stockholder payments                               $          0          $     20,060
   Postage                                                    $        232          $      1,358
   Rent                                                       $      8,737          $      6,620
   Telephone                                                  $      2,301          $      4,990
   Travel                                                     $      3,200          $      4,464
   Other                                                      $      2,635          $      8,983
                                                              ------------          ------------
      Total expenses                                          $    134,760          $    315,883
                                                              ------------          ------------

      Loss from development stage operations                  $   (134,760)         $   (315,883)
                                                              ------------          ------------







                 See Accompanying Notes to Financial Statements



                                FONEFRIEND, INC.

                            STATEMENTS OF CASH FLOWS
                              (AMOUNTS IN DOLLARS)


                                                                     Three Months Ended
                                                                     ------------------
                                                              December 31,          September 30,
                                                                  2003                  2003
                                                              ------------          ------------


Operating Activities
   Loss from development stage operations                     $   (134,760)         $   (315,883)

   Adjustments to loss from development stage operations:
      Prepaid expenses                                        $     53,625          $     49,125
      Accounts payable                                        $     (8,086)         $     27,617
      Accrued expenses payable                                $     13,000          $    163,500
      Litigation settlement payable                           $    (10,000)         $     20,000
      Depreciation and amortization                           $        873          $        873
      Other                                                   $     (1,110)         $    (14,290)
                                                              ------------          ------------

      Net cash provided (used) by development
      stage operations                                        $    (86,458)         $    (69,600)
                                                              ------------          ------------

Investing Activities
      Financing Activities
         Common stock and paid-in capital                     $     18,500          $     80,000
         Loans from officers and others                       $     69,112          $          0
                                                              ------------          ------------

      Net cash provided by financing activities               $     88,612          $     80,000
                                                              ------------          ------------

Net cash increase (decrease) for the period                   $      1,154          $     10,542

Cash at beginning of period                                   $     10,699          $        157
                                                              ------------          ------------

Cash at end of period                                         $     11,853          $     10,699
                                                              ------------          ------------




                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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


NOTE 3 - DEPRECIATION AND AMORTIZATION

The Company's management has estimated the useful lives of furniture, equipment and certain organization costs. The following tables show the gross asset amounts and the accumulated depreciation and amortization:

A.     Furniture and Equipment
                                                              2003
                                                 ------------------------------
                                                   Dec. 31           Sept. 30,
                                                 -----------       ------------

       Cost                                      $    18,745       $   16,245
       Less accumulated depreciation             $    (5,716)      $   (4,853)
                                                 ------------------------------

          Net value                              $    13,029     $   13,893
                                                 ------------------------------

B.     Organizational Costs
                                                              2003
                                                 ------------------------------
                                                   Dec. 31           Sept. 30,
                                                 -----------       ------------

       Cost                                      $       195       $        195
       Less accumulated depreciation             $      (105)      $        (95)
                                                 -----------       ------------

          Net value                              $        90       $        100
                                                 -----------       ------------


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

                                FONEFRIEND, INC.

express terms of the Fourth Amended Plan of Reorganization, as approved by the U.S. Bankruptcy court (the "Plan"), the Merger was accomplished as follows:

1. All of UBN's issued and outstanding shares of capital stock were cancelled and extinguished and the stockholders of UBN prior to the Merger have no further interest or rights in UBN.

2. UBN issued 2,200,000 shares of newly created common stock in favor of FoneFriend, Inc. (Nevada corporation) in exchange for all of the Nevada corporation's assets and 115,750 of newly created common stock in favor of a Liquidating Trust for the benefit of UBN's creditors. As a result, the merged entity had a total of 2,315,750 shares of newly created common stock issued and outstanding, of which former shareholders of the dissolved Nevada corporation owned 95%, and J. Michael Issa, Esq., as Trustee of the Liquidating Trust (which was created under the Plan), owned 5%.
     Additionally, the Liquidating Trust was granted a conditional put option under the Plan whereby it could sell its shares back to the Company for up to $3 Million dollars, contingent upon the Company having sufficient available capital surplus at the time of such transaction. This option was valid for a period of one year after trading commenced in the Company's securities.

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

6. The Company then issued 4,600,000 shares of common stock to various management personnel and consultants in order to hire and/or retain their services. The Company also issued 423,000 shares of common stock to Dennis
     H. Johnston, Esq. as compensation for his services in connection with the Merger. Additionally, the Company issued 307,250 shares of common stock to the Liquidating Trust so as to be in compliance with the Anti-Dilution Protection provisions of the Plan.

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

     During the first three quarters of the current fiscal year, the Company's management focused its efforts primarily on reducing its overhead, to conserve financial resources, and the hiring of consultants that would help further its quest for financing, as well as assist in implementing the Company's intended plan of business and preparing the technical infrastructure and marketing support necessary for its operational stage.

     To date, the Company has established the foundation necessary upon which it can build a next generation telecommunications company, utilizing the Internet and VoIP technology, that will carry customer calls at rates which are dramatically lower than traditional international long distance carriers with excellent quality.

RESULTS OF OPERATIONS

     The Company had no revenue during the three months ended December 31, 2003, or during its entire history.

     Expenses of the Company for the third quarter of the current fiscal year, ending December 31, 2003, decreased to $134,760 from $315,883 for the three month period ending September 30, 2003. The decrease was due primarily to a reduction in consulting fees as the Company has dramatically curtailed operations until financing can be obtained. Current expenses consist primarily of consultant fees, officer salaries, overhead and other general expenses related to continuing operations, seeking financing and preparing to bring the Company's product to market.

     In November of 2003, the Company entered into a strategic relationship with Winsonic Holdings, Ltd., whereby Winsonic agreed to co-locate and house the Company's global network servers and gateway equipment at the Level 3 facilities rented by Winsonic. This provides the Company with access to a state-of-the-art, fiber optic network that is expected to greatly improve the voice quality and reliability of service of the FoneFriend product. In a related agreement, the Company hired the services of Winston Johnson, president of Winsonic, to serve as the Company's Chief Technology Officer. This agreement provides for the issuance of up to 350,000 shares of common stock in exchange for services to be provided by Mr. Johnson over a 12 month period.

     During the third quarter of fiscal 2004, the Company issued 170,000 shares of stock to two consultants for services provided to the Company during the quarter. The consulting contract for one of the consultants was cancelled due to lack of performance or results. Also, on November 22, 2003, the Company's board of directors authorized the issuance of 2,443,083 shares of common stock as a dividend to its preferred stockholders and 4,000,000 shares of common stock to current management, in settlement of its breach of contract with these individuals. In addition, 814,361 shares of the Company's Series A Convertible, Preferred Stock was automatically converted into a like number of shares of common stock as of November 22, 2003. However, the Company's transfer agent was not instructed to issue any of the foregoing shares until January 12, 2004.

     In December, 2003, the Company entered into a preliminary agreement for up to $5 Million in equity financing with an unaffiliated investor. In connection with this agreement, the investor advanced the Company $100,000 and received a one year, convertible note with interest at 15% per annum. The note is convertible at a 25% discount to the market price of the Company's common stock at the time of conversion. Also, in connection with this transaction, the Company issued 200,000 warrants to purchase the Company's common stock at $0.20 per share. As of December 31, 2003, the Company had not entered into any final agreement for the equity financing.

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

THE  COMPANY  IS  IN  BREACH  OF  KEY  EMPLOYMENT  AND  CONSULTING  AGREEMENTS.

     For the last calendar year, the Company has failed to make the required payments of $7,500 per month to Jackelyn Giroux, the President and Director, under her employment agreement. There is no guarantee that she will continue to work without being paid. However, on November 22, 2003, the Company's board of directors agreed to amend her Employment Agreement and issued her 1,000,000 shares of common stock and promised to pay back salary upon receipt of financing. Additionally, the Company agreed to an anti-dilution clause to maintain her current equity ownership in the Company. The Company believes that the loss of Ms. Giroux as President would have a material adverse effect on the Company's ability to continue operating.

     For the last calendar year, the Company has failed to make the required payments of $10,000 a month to Gary A. Rasmussen, a Consultant and founder, under the terms of his Consulting Agreement. There is no guarantee that he will continue to work without being paid. However, on November 22, 2003, the Company's board of directors agreed to amend his Consulting agreement and issued him 3,000,000 shares of common stock and promised to pay past due amounts under his agreement upon receipt of financing. Additionally, the Company agreed to an anti-dilution clause to maintain his equity ownership in the Company at 25%. The Company believes that the loss of Mr. Rasmussen would have a material adverse effect on the Company's ability to continue operating.

ADDITIONAL RISK FACTORS ARE SET FORTH IN THE COMPANY'S FORM 10KSB, AS FILED ON JULY 16, 2003, FOR THE FISCAL YEAR ENDED MARCH 31, 2003, WHICH ARE HEREBY ADOPTED AND INCORPORATED BY REFERENCE.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2003, the Company had limited working capital and the Company had no material unused sources of liquid assets. Also at December 31, 2003, the Company had no existing credit facility. As a result, the Company is delinquent in certain general and administrative expenses and has a shortage of cash to pay its pending accounts payable.

     A part of the Company's strategy is to seek external financing to grow its commercial business. Management is presently negotiating with several qualified investment sources in order to obtain the necessary financing required to implement its intended plan of business. The Company's operating capital for the current quarter was provided primarily through a loan from an unaffiliated third party and accrual of officers' salaries and consulting fees.

     While the Company intends to generate working capital from its product and related services in the future, we expect our minimum capital needs during the current calendar year to be approximately $3 Million. This amount will primarily be used for manufacturing, implementing a large scale network system, marketing programs and for general working capital. However, the Company may not be able to obtain this required financing, or such financing may not be available on acceptable terms. Due to the Company's historical operating losses, there can be no assurance that projected capital requirements will not substantially exceed current and future capital resources. This could result in a significant and material adverse effect on our ability to continue operating.

     Additional working capital needs of the Company may require issuance of equity securities, either on a public or private basis. Such issuances would, if consummated, affect the ongoing capital structure of the Company and may result in substantial dilution to shareholders. If additional funds are raised through the issuance of equity, convertible debt, or similar securities of the Company, the percentage of ownership of the Company's current shareholders will be reduced, and such new securities may have rights or preferences senior to those of the common stock held be current shareholders. To this extent, the Company has recently entered into a preliminary agreement with an unaffiliated third party to provide up to $3 Million in an equity line of credit. This agreement provides the Company with a series of put options whereby the third party will purchase shares of the Company's common stock at a discount to the current bid price. In connection with this preliminary agreement, the Company was obligated to cover legal expenses necessary to prepare final documents and has issued 12,500 shares in consideration of said legal expenses This financing arrangement is expected to result in substantial dilution. In the event that alternative funding sources are not available as and when needed by the Company, and this current equity financing is not fully realized, it could have a severe adverse impact on the combined business and results of operations of the Company and could result in the Company being unable to continue as a going concern. Management is continually monitoring and evaluating the financing sources available to achieve the Company's goals.

     Due to the losses sustained by the Company and its lack of working capital, the Company's ability to remain a going concern depends upon its ability to generate sufficient cash flow to meet its obligations and to obtain additional financing as may be required.

     As of December 31, 2003, management estimated that the Company's cash resources were not enough to meet the Company's estimated funding requirements for the remainder of the current fiscal year ending March 31, 2004.

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


ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation  of  disclosure  controls  and  procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, who serves as the principal operating officer, and its Chief Financial Officer, who has served as the principal financial and accounting officer. Based upon that evaluation, the Company's President and CFO have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b)  Changes  in  internal  control.

     There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As previously reported in the Company's quarterly report for the period ending September 30, 2003, the Company received notice of a lawsuit commenced against its predecessor company, FoneFriend, Inc., a Nevada corporation, seeking past due legal fees of approximately $21,000. The assets of this predecessor company were acquired by the Company in a stock for assets purchase transaction and FoneFriend of Nevada was dissolved. Should the Company become a party to this litigation, it believes it has affirmative defenses to the amount of such charges and intends to defend against any such action should it be commenced.

     Also previously reported, the Company has received a threat of litigation from the bankrupt estate of Allegiance Telecom, seeking approximately $5,000. Should the Company become a party to this litigation, it believes it has affirmative defenses to such charges and intends to defend against any such action should it be commenced.

     In January, 2003, the Company entered into a settlement agreement with a former officer and director of FoneFriend, Inc., a Nevada corporation. As partial consideration under the settlement agreement, the Company was required to pay plaintiff the sum of $20,000 on December 1, 2003. The plaintiff accepted a payment of $10,000 from the Company in December of 2003 and agreed to accept a final payment of $12,500 on January 4, 2004. The Company has not yet made the final payment to plaintiff. In accordance with the terms of the settlement, the plaintiff may, upon the Court's order, file with the Court a "Stipulation for Entry of Judgment." The plaintiff has not yet moved to file or enforce the judgment.


ITEM 2.  CHANGES IN SECURITIES

     During the three months ended December 31, 2003, the Company issued a total of 170,000 shares of common stock to consultants for services provided to the Company. Additionally, the Company issued 200,000 warrants to purchase the Company's common stock at $0.20 per share in connection with a $100,000 loan from an unaffiliated third party. The loan is evidenced by a promissory note which is convertible into the Company's stock at a discount to the market price at the time of conversion.

     Subsequent to December 31, 2003, in accordance with resolutions adopted by the Board of Directors during the current reporting period, the Company instructed its transfer agent to: (i) cancel 76,500 shares of common stock and 6,000 shares of Series A convertible preferred stock ("Preferred Stock") that were issued either in error or without proper consideration; (ii) issue 4,015,000 shares of common stock to officers and a consultant in order to retain their continued services and to cure any default under their agreements; (iii) issue 2,443,083 shares of common stock as a special, one-time dividend on the Preferred Stock; (iv) issue 814,361 shares of common stock in exchange for a like amount of Preferred Stock.

     Also, subsequent to December 31, 2003, the Company signed a terms sheet for a financing with an unaffiliated third party entity, which is subject to the execution of definitive agreements, pursuant to which it will receive up to $3 million in an equity line of credit to be made available over a period that could extend for the next thirty-six months. In connection with the signing of the terms sheet, the Company issued 12,500 shares for legal fees relating to the preparation of the definitive agreements. Further, in anticipation of this financing, the Company entered into several consulting agreements whereby it issued an additional 2,250,000 shares of common stock in exchange for financial, legal, marketing, technical support and other services in furtherance of its intended plan of operation.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit No.      Description
-----------      -----------
10.1             2002 Non-Employee Director And Consultant
                 Retainer Stock Plan And Employee Stock Incentive Plan
                 (incorporated by reference from Form S-8, filed on December 27, 2002).

10.2 Employment Agreement executed by the Registrant and Jackelyn Giroux (incorporated by reference from Annual Report on Form 10KSB filed on July 16, 2003).

10.3             Consulting Agreement executed by the Registrant and Gary A.
                 Rasmussen (incorporated by reference from Annual Report on Form 10KSB filed July 16, 2003).

10.4 Indemnification Agreement executed by the Registrant and Jackelyn Giroux (incorporated by reference from Annual Report on Form 10KSB filed
                 July 16, 2003).

10.5 Indemnification Agreement executed by the Registrant and Edward N. Jones (incorporated by reference from Annual Report on Form 10KSB filed
                 July 16, 2003).

10.6 Indemnification Agreement executed by the Registrant and Dennis H. Johnston (incorporated by reference from Annual Report on Form 10KSB filed
                 July 16, 2003).

10.7 Indemnification Agreement executed by the Registrant and Gary A. Rasmussen (incorporated by reference from Annual Report on Form 10KSB filed July 16, 2003).

10.8 Indemnification Agreement executed by the Registrant and Francois Van Der Hoeven (incorporated by reference from Annual Report on Form 10KSB filed July 16, 2003).

10.9 Technology License Agreement executed by the Registrant and Fonefriend Systems, Inc. (incorporated by reference from Annual Report on Form 10KSB filed July 16, 2003).

17.1 Resignation of Director (Francois Van Der Hoeven) (incorporated by reference from Quarterly Report on Form 10QSB filed on August 19, 2003).

31.1*            Chief Executive Officer certification pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*            Chief Financial Officer certification pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

99.1*            Chief Executive Officer certification pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*            Chief Financial Officer certification pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________
*   Filed herewith


(b) No reports on Form 8-K were filed during the three months ended December 31, 2003.




                          ***SIGNATURE PAGE FOLLOWS***

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized by FoneFriend, Inc. (the "Registrant")


By:  /S/     Jackelyn  Giroux
     ------------------------
     Jackelyn  Giroux,
     President,  Director


By:  /S/     Edward  N.  Jones
     -------------------------
     Edward  N.  Jones,
     Chief  Financial  Officer


Dated:     February  12,  2004.