Form 10QSB/A
period 2003-12-31
FONEFRIEND  INC
filed 2004-03-29
CIK 925739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                AMENDMENT NO. 1


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

                          14545 Friar Street, Suite 103
                               Van Nuys, CA 91411
                    (Address of Principal Executive Offices)

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


                                FONEFRIEND, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION
I  FINANCIAL INFORMATION
Item 1.     Financial Statements

Balance Sheets at December 31, 2003 and September 30, 2003                     3

Statements of Operations for the three month periods
ended December 31, 2003 and 2002, and nine months
ended December 31, 2003 and 2002                                               4

Statements of Cash Flows for the three month periods
ended December 31, 2003 and 2002, and nine months
ended December 31, 2003 and 2002                                               6

Statements of Stockholders' Equity for the three month period ended December 31, 2003 and from November 21, 2002 to
December 31, 2003                                                              7

Notes  to  Financial  Statements                                              10

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                         13

Item 3.     Controls and Procedures                                           19


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                 19

Item 2.     Changes in Securities                                             20

Item 3.     Defaults Upon Senior Securities                                   20

Item 4.     Submission of Matters to a Vote of Security Holders               20

Item 5.     Other Information                                                 21

Item 6.     Exhibits and Reports on Form 8-K                                  21






                                FONEFRIEND, INC.
                          PART I  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                 BALANCE SHEETS
                              (Amounts in Dollars)

                                     ASSETS

                                                              December 31,          September 30,
                                                                  2003                  2003
                                                              ------------          ------------

Current Assets
   Cash in banks and on hand                                  $     11,853          $     10,699
   Inventory-equipment                                        $     16,400          $     16,400
   Stock subscription receivable                              $      2,500          $      1,390
   Current portion of prepaid expenses                        $     45,775          $     99,400
                                                              ------------          ------------
      Total current assets                                    $     76,528          $    127,889
                                                              ------------          ------------

   Furniture & equipment, net of depreciation    Note 3       $     13,029          $     13,892
                                                              ------------          ------------
Other Assets
   Non-current prepaid expenses and deposits                  $     13,597          $     13,597
   Capitalized development costs                              $    694,863          $    694,863
   Technology rights, FoneFriend license                      $    300,000          $    300,000
   Stock in FoneFriend Systems, Inc.                          $    150,000          $    150,000
   Organizational costs, net of amortization     Note 3       $         90          $        100
                                                              ------------          ------------
      Total other assets                                      $  1,158,550          $  1,158,560
                                                              ------------          ------------

         TOTAL ASSETS                                         $  1,248,107          $  1,300,341
                                                              ------------          ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                            AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                           $     23,833          $     31,919
   Accrued expenses payable                                   $    176,500          $    163,500
   Litigation settlement payable                              $     10,000          $     20,000
   Loans from officers and others                             $    126,300          $     57,188
   Payroll taxes payable                                      $      5,416          $      5,416
                                                              ------------          ------------
      Total current liabilities                               $    342,049          $    278,023
                                                              ------------          ------------
   Loans payable, non-current                                 $     25,000          $     25,000
                                                              ------------          ------------

      TOTAL LIABILITIES                                       $    367,049          $    303,023
                                                              ------------          ------------

   Stockholders' Equity                          Note 4
     Preferred stock, $.001 par value, authorized
     50,000,000 shares, issued and outstanding
     820,361 shares                                           $        820          $        820
   Common stock, $.001 par value, authorized
     200,000,000 shares, issued and outstanding,
     9,556,000 at December 31, 2003 and 9,386,000
     at September 30, 2003                                    $      9,556          $      9,386
   Additional paid in capital                                 $  3,887,533          $  3,868,203
   Operating deficit                                          $ (2,882,091)         $ (2,882,091)
                                                              ------------          ------------
      TOTAL STOCKHOLDERS' EQUITY                              $    997,318          $    997,318
                                                              ------------          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  1,300,341          $  1,300,341
                                                              ------------          ------------







                 See Accompanying Notes to Financial Statements




                                FONEFRIEND, INC.

                            STATEMENTS OF OPERATIONS
                              (Amounts in Dollars)


                                                                     Nine Months Ended
                                                                     -----------------
                                                              December 31,          December 31,
                                                                  2003                  2002
                                                              ------------          ------------


Revenue                                                       $          0          $          0
                                                              ------------          ------------

Expenses
Advertising                                                   $        200          $     16,400
Automobile                                                    $          0          $      7,451
Commissions related to fund raising activities                $          0          $     24,040
Consulting fees                                               $    412,711          $    225,792
Depreciation and amortization                                 $      2,619          $      3,839
Insurance                                                     $      1,963          $      5,573
Legal and accounting fees                                     $     24,398          $     52,356
Office supplies                                               $      2,771          $      8,130
Officer/stockholder payments                                  $     20,060          $     39,995
Postage                                                       $      1,792          $      6,738
Rent                                                          $     26,881          $     19,560
Salaries & payroll                                            $          0          $    127,283
Telephone                                                     $     10,375          $     15,292
Travel                                                        $      9,764          $     16,064
Other                                                         $     12,566          $     42,002
                                                              ------------          ------------
Total expenses                                                $    526,100          $    610,515
                                                              ------------          ------------

Loss from development stage operations                        $   (526,100)         $   (610,515)
                                                              ------------          ------------






                 See Accompanying Notes to Financial Statements



                                FONEFRIEND, INC.

                            STATEMENTS OF OPERATIONS
                              (Amounts in Dollars)


                                                                     Three Months Ended
                                                                     ------------------
                                                              December 31,          December 31,
                                                                  2003                  2002
                                                              ------------          ------------


Revenue                                                       $          0          $          0
                                                              ------------          ------------

Expenses
Advertising                                                   $          0          $        894
Automobile                                                    $        624          $        234
Consulting fees                                               $    115,607          $     77,091
Depreciation and amortization                                 $        873          $      3,182
Insurance                                                     $         55          $      1,632
Officer/stockholder payments                                  $          0          $     16,533
Office supplies                                               $        620          $      2,654
Postage                                                       $        232          $        215
Professional fees, legal & accounting                         $        610          $     34,243
Rent                                                          $      8,737          $      3,000
Salaries & payroll                                            $          0          $     39,804
Telephone                                                     $      2,301          $      2,343
Travel                                                        $      3,200          $      1,501
Other                                                         $      1,901          $      6,148
                                                              ------------          ------------
Total expenses                                                $    134,760          $    189,474
                                                              ------------          ------------

Loss from development stage operations                        $   (134,760)         $   (189,474)
                                                              ------------          ------------







                 See Accompanying Notes To Financial Statements


                                FONEFRIEND, INC.

                            STATEMENTS OF CASH FLOWS
                              (Amounts in Dollars)


                                            Nine Months Ended          Three Months Ended
                                         -----------------------     -----------------------
                                                December                    December
                                         31,  2003     31,  2002     31,  2003     31,  2002
                                         ---------     ---------     ---------     ---------

Operating Activities
Loss from development stage
operations                               $(526,100)    $(610,515)    $(134,760)    $(189,474)

Adjustments to loss from
development stage operations:
Prepaid expenses                         $ 156,375     $(195,000)    $  53,625     $(192,000)
Accounts payable                         $  19,531     $   4,303     $  (8,086)    $   3,500
Accrued expenses                         $ 176,500     $       0     $  13,000     $       0
Litigation settlement payable            $  10,000     $       0     $( 10,000)    $       0
Deposits                                 $       0     $  41,264     $       0     $    (316)
Depreciation and amortization            $   2,619     $   5,868     $     873     $   3,182
Other                                    $ (16,205)    $ (30,415)    $  (1,110)    $       7
                                         ---------     ---------     ---------     ---------

Net cash provided (used) by
development stage operations             $(177,280)    $(867,035)    $( 86,458)    $(375,101)
                                         ---------     ---------     ---------     ---------

Increase in capitalized development
Costs                                    $       0     $(188,000)    $       0     $ (15,000)
                                         ---------     ---------     ---------     ---------

Financing Activities

Issuance of common stock                 $  98,500     $ 262,689     $  18,500     $ 247,699
Issuance of preferred stock              $       0     $     820     $       0     $     820
Loans from officers and others           $  70,412     $ 102,133     $  69,112     $ 102,133
                                         ---------     ---------     ---------     ---------
Net cash provided by financing
activities                               $ 168,912     $ 365,642     $  88,612     $ 350,652
                                         ---------     ---------     ---------     ---------

Net cash increase (decrease)
for the period                           $  (8,368)    $(689,393)    $   1,154     $ (39,449)

Cash at beginning of period              $  20,221     $ 685,359     $  10,699     $  35,415
                                         ---------     ---------     ---------     ---------

Cash at end of period                    $  11,853     $  (4,034)    $  11,853     $  (4,034)
                                         ---------     ---------     ---------     ---------




                 See Accompanying Notes To Financial Statements



                                FONEFRIEND, INC.

                        STATEMENTS OF STOCKHOLDERS'EQUITY
                              (AMOUNTS IN DOLLARS)

                                        Additional     Accumu-        Total
                No. Shares     Par      Paid-In        lated          Stockholders'
                Outstanding    Value    Capital        Deficit        Equity
                -----------    ------   ----------     -----------    -------------

Common shares
-------------
Beginning
balance, July
1, 2002           8,956,361    $8,956   $3,069,182     $(1,036,686)   $   2,041,452

Loss from
operations                                             $  (211,316)   $    (211,316)

Common shares
issued September
30, 2002             85,500    $   86   $  427,415                    $     427,501
                -----------    ------   ----------     -----------    -------------

Balance,
September
30, 2002          9,041,861    $9,042   $3,496,597     $(1,248,002)   $   2,257,637

Loss from
Operations to
November
21, 2002                                               $  (118,281)   $    (118,281)

Common shares
cancelled          (300,000)   $ (300)                                $        (300)

Common shares
issued November
21, 2002             58,139    $   58   $   29,942     $              $      30,000
                -----------    ------   ----------     -----------    -------------

Total common
shareholders'
equity pre-
merger, November
21, 2002          8,800,000    $8,800   $3,526,539     $(1,366,283)   $   2,169,056
                -----------    ------   ----------     -----------    -------------


MERGER OF FONEFRIEND, INC. (NEVADA CORPORATION) ON NOVEMBER
21, 2002 WITH AND INTO FONEFRIEND, INC. (DELAWARE CORPORATION)
--------------------------------------------------------------

Exchange of
Nevada shares
for Delaware
shares            2,200,000    $2,200

Issue new
Delaware
Shares:
To: management    4,600,000    $4,600




                                FONEFRIEND, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                        Additional     Accumu-        Total
                No. Shares     Par      Paid-In        lated          Stockholders'
                Outstanding    Value    Capital        Deficit        Equity
                -----------    ------   ----------     -----------    -------------



To: UBN Trust       423,000    $  423
To: D. Johnston     423,000    $  423

Transfer par value
to paid-in capital            $(1,154)  $    1,154

Issue common
shares to
consultants,
December 2002       825,000    $  825   $  213,675                    $     214,500

Loss from
operations
from November
21, 2002 to
March 31, 2003                                         $(1,124,468)   $  (1,124,468)

Total common
shareholders'
equity, March
31, 2003
Delaware
Corporation       8,471,000    $8,471   $3,741,368     $(2,490,751)   $   1,259,088

Issue common
shares to
consultants,
June 2003           455,000    $  455   $   58,695                    $      59,150

Loss from
operations
from April 1,
2003 to June
30, 2003                                               $   (75,457)   $     (75,457)
                                                       -----------    -------------

Total common
shareholders'
equity, June
30, 2003
Delaware
Corporation       8,926,000    $8,926   $3,800,063     $(2,566,208)   $   1,242,781
                -----------    ------   ----------     -----------    -------------

Issue common
Shares              460,000    $  460   $   69,140     $  (315,883)   $     246,283








                                FONEFRIEND, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                        Additional     Accumu-        Total
                No. Shares     Par      Paid-In        lated          Stockholders'
                Outstanding    Value    Capital        Deficit        Equity
                -----------    ------   ----------     -----------    -------------


Total common
shareholders'
equity, September
30, 2003
Delaware
Corporation       9,386,000    $9,386   $3,869,203     $(2,882,091)   $     996,498
                -----------    ------   ----------     -----------    -------------

Loss from
Operations                                             $  (134,760)   $    (134,760)

Issuance of
Common
Shares              170,000    $  170   $   18,330     $         0    $      18,500
                -----------    ------   ----------     -----------    -------------

Total common
Shareholder's
Equity, December
31, 2003 Delaware
Corporation       9,556,000    $9,556   $3,887,533     $(3,016,851)   $     880,238
                -----------    ------   ----------     -----------    -------------


Preferred shares
----------------

Preferred shares
issued November
21, 2002, Nevada    820,361    $  820                                 $         820

Cancel Nevada
preferred shares,
November 21,
2002               (820,361)   $ (820)                                $        (820)
                -----------    ------                                 -------------

Issue Delaware
preferred shares
for Nevada
preferred shares,
November 21,
2002               (820,361)   $ (820)                                $        (820)
                -----------    ------                                 -------------

Total stockholders'
equity, December
31, 2003                                                              $     997,318
                                                                      -------------





                 See Accompanying Notes to Financial Statements

                                FONEFRIEND, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 1 - DESCRIPTION OF BUSINESS

A.     Background

FoneFriend, Inc. ("FoneFriend" or the "Company") was incorporated on April 24, 2001, under the laws of the State of Nevada, and on November 21, 2002, was merged with and into FoneFriend, Inc., a Delaware corporation. The Company maintains a corporate office at 14545 Friar Street, Suite 103, Van Nuys,
California  91411.  The  Company's  telephone  number  is:  (818)  376-1616.

The Company is a development stage enterprise and has not generated any revenue during its brief history. The primary business of the Company is to market an Internet telephony device and related services to customers worldwide, called the "FoneFriend". The underlying technology of FoneFriend has been licensed by the Company from FoneFriend Systems, Inc. and will enable the Company's subscribers to make and receive unlimited long distance telephone calls over the Internet, using only their standard residential telephone set (without the need for a computer), for a low monthly fee of about $10.00. Due to the small cost of transmitting calls over the Internet, the Company anticipates that it will realize significant profit margins, well in excess of the traditional telecommunications industry.

B.     Basis of Presentation

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") which contemplates continuation of the Company as a going concern. Management is attempting to raise additional capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     Fiscal Year

The Company's fiscal year is March 31 (after the above-described merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware). The accompanying unaudited financial statements are for December 31, 2002 and 2003, and the corresponding three month and nine month periods then ended.

B.     Significant Estimates

In the process of preparing its financial statements in accordance with GAAP, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company's financial statements include capitalized development costs and the ongoing value of its purchased technology license.


                                FONEFRIEND, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

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


                                FONEFRIEND, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 3 - DEPRECIATION AND AMORTIZATION

The Company's management has estimated the useful lives of furniture, equipment and certain organization costs. The following tables show the gross asset amounts and the accumulated depreciation and amortization:

A.     Furniture and Equipment
                                   Nine months ended December
                                   --------------------------
                                   31, 2003          31, 2002
                                   --------          --------

Cost                               $ 18,745          $ 15,840
   Less accumulated depreciation   $ (5,716)         $ (4,933)
                                   --------          --------

Net value                          $ 13,029          $ 10,907
                                   --------          --------

B.     Organizational Costs

Cost                               $    195          $    195
   Less accumulated depreciation   $   (105)         $    (65)
                                   --------          --------

Net value                          $    100          $    130
                                   --------          --------


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

2. UBN issued 2,200,000 shares of newly created common stock in favor of FoneFriend, Inc. (Nevada corporation) in exchange for all of the Nevada corporation's assets and 115,750 of newly created common stock in favor of a Liquidating Trust for the benefit of UBN's creditors. As a result, the merged entity had a total of 2,315,750 shares of

                                FONEFRIEND, INC.

                    NOTES TO FINANCIAL STATEMENTS - Continued


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

     Also, subsequent to December 31, 2003, the Company signed a term sheet for financing with an unaffiliated third party entity, which is subject to the execution of definitive agreements, pursuant to which it will receive up to $3 Million in an equity line of credit to be made available over a period that could extend for the next thirty-six months. In connection with the signing of the terms sheet, the Company issued 12,500 shares for legal fees relating to the preparation of the definitive agreements. Further, in anticipation of this financing, the Company entered into several consulting agreements whereby it issued an additional 2,250,000 shares of common stock in exchange for financial, legal, marketing, technical support and other services in furtherance of its intended plan of operation.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.     OTHER INFORMATION

None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit No.      Description
-----------      ------------------
10.1             2002 Non-Employee Director And Consultant Retainer Stock
                 Plan And Employee Stock Incentive Plan. Incorporated by
                 Reference from Form S-8, filed on December 27, 2002.

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

_______________
*   Filed herewith


(b) No reports on Form 8-K were filed during the three months ended December 31, 2003.




                          ***SIGNATURE PAGE FOLLOWS***

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized by FoneFriend, Inc. (the "Registrant")


By:  /S/  Jackelyn  Giroux
     ---------------------
     Jackelyn  Giroux,  President,  Director



By:  /S/  Edward  N.  Jones
     ----------------------
     Edward  N.  Jones,  Chief  Financial  Officer



Dated:     March  26,  2004