Form 10KSB
period 2004-03-31
FONEFRIEND  INC
filed 2004-07-16
CIK 925739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

COMMISSION FILE NUMBER 0-24408

FONEFRIEND, INC.

(Exact Name of Filer as Specified in its Charter)

DELAWARE	33-0611753
(State of Incorporation)	(I.R.S. Employer ID Number)

8447 Wilshire Blvd., 5th Floor

Beverly Hills, California 90211

(Address of Principal Executive Offices)

(323) 653-6110

(Filer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 0

As of July 1, 2004, there were no shares of Preferred Stock and 119,543,174 shares of Common Stock issued and outstanding. The aggregate market value of voting stock held by non-affiliates of 17,270,338 shares outstanding at July 1, 2004 was approximately $1,376,587. This amount was computed using the average of the bid and ask price as of July 1, 2004, which was $0.08.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to FoneFriend that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to FoneFriend or its management, are intended to identify forward-looking statements. These statements reflect management's current view of FoneFriend concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. FoneFriend's realization of its business aims as stated herein will depend in the near future principally on the successful adaptation of the acquired business, as discussed below.

The information set forth herein should be read in conjunction with the Company's financial statements and related footnotes included elsewhere herein. The Company's actual results could differ materially from those anticipated by its management.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

FoneFriend, Inc. ("FoneFriend" or the "Company") is a development stage company and currently has no revenues. It was originally incorporated in 1992 in Delaware under the name Picometrix, Inc., doing business in an industry other than Internet telephony. After the Company's merger with IJNT.Net, it was engaged in the provision of wireless communications services, including Internet access services. Soon thereafter, it became a publicly traded company under the name IJNT.Net. In 1997, it acquired another business and changed its name to Universal Broadband Networks, Inc. ("UBN"), whose primary business was the provision of Internet and related services using microwave technology. On October 31, 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger dated June 12, 2002, between FoneFriend, Inc. a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBN, which was approved by the Bankruptcy Court and, on November 21, 2002, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to FoneFriend Inc. ("FoneFriend Delaware" or the "Company"). Shares of FoneFriend's common stock are currently quoted in the Over-The-Counter Bulletin Board market under the stock symbol "FFRD.OB". The Company maintained its corporate offices in the State of California at 14545 Friar Street, Suite 103, Van Nuys, California 91411, prior to year end, and on July 1, 2004 moved its offices to 8447 Wilshire Blvd., 5th Floor, Beverly Hills, California. The Company's telephone number is: (323) 653-6110. The corporate e-mail address is: mail@fonefriend.biz.

Pursuant to the express terms of the Plan of Merger:

  All of UBN's previously issued and outstanding shares of capital stock were cancelled and extinguished and the stockholders of UBN prior to the Merger had no further interest or rights in UBN, post Merger.

  The Company issued 2,200,000 shares of newly created common stock in favor of FoneFriend Nevada, in exchange for all of FoneFriend Nevada's assets and 115,750 shares of newly created common stock in favor of a Liquidating Trust. As a result, the Company had a total of 2,315,750 shares of newly created common stock issued and outstanding of which former shareholders of the dissolved FoneFriend Nevada owned ninety-five percent (95%) and J. Michael Issa, Esq., as Trustee of the Liquidating Trust (which was created under the Plan), owned five percent (5%).

  Additionally, the Liquidating Trust was granted a conditional put option under the Plan whereby it could sell its shares back to the Company for up to $3 Million dollars, under certain circumstances, and is entitled to certain anti-dilution rights with respect to its holdings in the Company's stock. See "Legal Proceedings".

  FoneFriend Nevada's management distributed the Company's shares received, to its shareholders, on a pro-rata basis. Each shareholder of FoneFriend Nevada received one (1) share of the Company's common stock for every four (4) shares of FoneFriend Nevada common stock held by him or her.

  Immediately subsequent to the merger, the Company authorized and issued 820,361 shares of a newly created Series A Preferred Stock (each share of which is convertible into one share of common stock) to those FoneFriend Nevada shareholders who held shares of preferred stock prior to the merger.

  The Company then issued additional shares of common stock to various personnel in management and consultant positions in order to hire and/or retain their services.

  Following the merger transaction on November 21, 2002, and pursuant to the Plan of Merger, the Company had 7,646,000 shares of common stock and 820,361 shares of Series A preferred stock (convertible into common stock on a one for one basis) issued and outstanding.

  As of March 31, 2004, the Company had 19,008,444 shares of common stock outstanding and no shares of preferred stock outstanding. On November 22, 2003, the Company's directors declared a special one-time dividend of three shares of common stock for each one share of preferred and all shares of Series A preferred stock were converted into shares of common stock pursuant to the designation of rights and preferences of said preferred stock.

PURPOSE AND GOAL

The Company is in the process of becoming a provider of Internet-based telecommunications services in the U.S. and worldwide by seizing on the current and future opportunities in Voice-over-Internet-Protocol ("VoIP") telephony technology and voice-data integrated communications services in the e-commerce market place.

The management believes it has the vision, insight, and expertise to develop a unique, highly profitable venture in the Internet telephony marketplace. The Company seeks to raise additional capital, using its effective Registration Statement for funding its continued operation, as well as its growth/capital needs. Subsequent to the Offering, the Company may raise additional funding through succeeding public offerings of its securities, or other sources of private capital and/or debt financing, in the event a further need is discerned.

BUSINESS OF THE COMPANY

OVERVIEW

The primary business of the Company prior to its year end of March 31, 2004 was to market an Internet telephony device and related services to consumers and businesses worldwide, called the "FoneFriend." The underlying technology of the FoneFriend device was licensed by the Company from FoneFriend Systems, Inc., and was to enable the Company's subscribers to make and receive unlimited, long-distance telephone calls over the Internet by using their standard residential telephone set (without the need for a computer or any software), for one low monthly fee. Due to the low cost of transmitting calls over the Internet, the Company anticipated that it would realize significant profit margins in excess of those in the traditional telecommunications industry.

Once funding was obtained, the Company was intending to focus its efforts towards establishing contractual relationships with third party suppliers to provide the infrastructure necessary to support operations of the FoneFriend product, suppliers to handle customer relationship management and product fulfillment, and the development and implementation of a high profile marketing campaign to advertise the FoneFriend product through direct response television marketing and coordinated radio and print advertising, to quickly penetrate targeted markets and create substantial consumer awareness, stimulating demand for the FoneFriend. Accordingly, the Company intended to allocate a large portion of the proceeds from the sale of its common stock to fund marketing activities, to purchase infrastructure required to support the FoneFriend product, enhance its technology and corporate overhead.

Shortly after formation of FoneFriend Nevada in April, 2001, the company entered into a certain "Technology License Agreement", dated April 30, 2001, with FoneFriend Systems, Inc., a District of Columbia corporation ("FSI"), wherein it acquired a license to manufacture, market, sell and utilize in any manner, a proprietary, patented technology which is commonly referred as the "FoneFriend." Pursuant to said agreement, FSI agreed to provide selected support services, related to the operation of the FoneFriend product, as well as assist the Nevada company in arranging third party suppliers to provide infrastructure services for the FoneFriend product, such as internet service providers (ISP) and connectivity to long distance carriers to enable the FoneFriend product to place "gateway" type calls. Additionally, FSI agreed to provide access to its global network servers, which connect FoneFriend-to-FoneFriend calls over the Internet, and coordinate the manufacturing, procurement and quality assurance of the FoneFriend Internet telephone devices. This Technology License Agreement was among the assets of FoneFriend Nevada which were acquired by the Company for stock in a merger completed on November 21, 2002. Under the Technology License Agreement the Company also has the right to develop its own brand of Internet telephony appliance using the licensed technology.

In an effort to perfect the viability of the technology resulting from the Technology License Agreement, the Company entered into a consulting services agreement, dated January 30, 2004, with Dr. Faramarz Vaziri to assist FoneFriend in: (i) deploying its technology infrastructure, (ii) making strategic design modifications to the FoneFriend product, and (iii) implementing improvements to the FoneFriend technology and ongoing developments. Dr. Vaziri is the inventor of the "FoneFriend" and co-patent holder of the technology. The Company has terminated the agreement with Dr. Vaziri, subsequent to year end; however, he was issued 50,000 shares of common stock in consideration for his past assistance.

INTERNET TELEPHONY INDUSTRY BACKGROUND

In the past few years, the development of the Internet and the World-Wide Web has been one of the most dynamic, and exciting areas of business and technology development. The opportunities for business and technology creators are vast.

The Voice over Internet Protocol ("VoIP") industry has grown dramatically from the early days of calls made through personal computers. According to a research study from Insight Research, VoIP-based services will grow from $13.0 billion in 2002 to nearly $197.0 billion in 2007, representing a significant opportunity for VoIP providers. Internet telephony ("IT") has emerged as a low cost alternative to traditional long distance telephone services and is rapidly catching the attention of the general public as well as corporate users. As quality of service improves, technology matures, e-commerce develops and the cost (savings) become compelling, people worldwide will begin to use the Internet as a primary source for telephony applications. Replacing traditional long distance telephony with Internet telephony will yield significant cost savings to users worldwide. In fact, these costs have been dropping over time, falling from approximately $0.30 per minute in 1988 to approximately $0.15 per minute in 1998, and it is estimated that these costs will continue to drop as IT technology advances. Whereas the IT market was less than 1% in 1997, analysts have predicted that Internet telephony could account for more than 25% by 2005. International Data Corporation projects that the Internet telephony market will grow rapidly with call minutes from businesses reaching nearly 230 billion minutes in 2005, up from only 328 million minutes in 2000. According to industry research conducted by several marketing research firms, such as Frost & Sullivan, International Data Corporation and Probe Research, significant growth is forecasted for the Internet telephony industry. Highlights of recent reports include the following predictions:

  An estimated Sixty million personal computer (PC) users made one or more calls over the Internet in 2002.

  International telephone long-distance revenues were estimated at over $80 Billion worldwide in 2002.

  Twenty-five percent of the world's phone calls will likely be over the Internet networks by 2005.

  Internet telephony sales are forecast to explode to $349 billion in 2006, as quality and services improve.

Internet telephony has the potential to enable companies to substantially reduce their telecommunications costs. Internet telephone calls are less expensive than traditional international long distance calls primarily because they are routed over the Internet, bypassing a significant portion of international long distance tariffs. Packet-based networks, unlike circuit-based networks, do not require that a fixed amount of bandwidth be reserved for each call. That allows voice and data calls to be pooled, which means that packet networks can carry more calls with the same amount of bandwidth. This greater efficiency creates network cost savings that can be passed onto the consumer in the form of lower long distance rates.

COMPETITION

THE INTERNET TELEPHONY MARKET IS HIGHLY COMPETITIVE.

Many other companies offer products and services similar to the Company's product and recently acquired service, and many of those companies have already established a substantial presence in the IP telephony market. Competitor companies currently have substantially greater financial, distribution and marketing resources than the Company. As a result, we may not be able to compete successfully in the Internet Telephony market. There is a risk that new product introductions or enhancements by competitors could reduce the sales or market acceptance of our product and services, increase price competition or render the Company's FoneFriend product obsolete. To become and remain competitive, we plan to continue to invest significant resources in research and development, sales and marketing and customer support. However, given the formidable competition, the Company continues to run the risk that it will not have sufficient resources to withstand these market forces and may seek a consolidation or strategic alliance with one or more of its competitors.

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

COMPETITORS

Domestic state-to-state rates for typical VoIP competitors such as DeltaThree is 1.1 cents per minute, and Net2Phone is 2.0 cents per minute and have dropped considerably since 2002. These rates are for calls made from a customer's computer to a telephone within the continental U.S. Calls made with a VoIP device (such as the FoneFriend product) are more expensive; ranging from 2.9 cents for DeltaThree to 3.9 cents for Net2Phone. Although these rates do not include any access charges or monthly service fees (if any), and the customer is required to purchase a VoIP device (and other equipment for broadband connections), both Net2Phone and DeltaThree are public companies and have lost money in their last quarter filings with their share prices falling below 12-month highs. Both companies are branching out in the software sector, which enables the customer to either place calls through a computer or use a virtual calling card from any telephone.

Dialpad and Skype are two significant startup Internet telephony companies with more than 10 million registered users each. They carry online advertising to offset their free services. Both companies offer software that is downloaded to a user's computer and telephone calls are then placed through the computer while the user is online.

Overall, the Company's competition is from:

  incumbent wired PSTN network Providers and resellers.

  new entrant Internet gateway service providers,

  Internet telephony software providers, and

  Internet telephony appliances similar to FoneFriend.

With respect to the bulk of all calls made via PSTN (the "telephone company"), in 1997, the average domestic toll call cost 17 cents per minute and the average international call cost 74 cents per minute. Current pricing schemes by the largest providers-AT&T, MCI and Sprint-as well as competition from newer entrants such as Qwest and IXC continue to push pricing downward for domestic calls, but not dramatically for international calls, which FoneFriend intends to do internationally and domestically. Regarding Internet telephony gateway providers, numerous companies have entered the Internet telephony marketplace recently, and are focusing on corporate users to whom the cost savings resulting from infrastructure gateway switches are sold, as opposed to the residential or small home office user. These companies, such as IDT/Net2Phone, AT&T Jens, USA GlobalLink, and next generation telecommunications companies like Delta Three, Global Net and DotCom, provide a quality of service which is comparable to that of the Company, however, at a substantially higher cost to the heavy toll caller or international caller. Internet telephony software companies, of which Net2Phone is the leading provider, target the technical PC user. Cost savings are the major benefit to the user who already has incurred the cost of a PC and only needs to add telephony software and the cost of an Internet service provider (ISP) account.

The Company's direct competition primarily comes from companies with a stand-alone VoIP product like Aplio, Inc., a California based company, with offices in Paris, France (which was acquired by Net2Phone), Deltathree, a New York based company with offices in Israel, InnoMedia, a San Jose, California company, with offices in Singapore and Taiwan, Net2Phone and Vonage, both U.S. companies based in New Jersey. Aplio uses a "meeting" process, whereby users can transfer calls through the Internet by pushing a button. Deltathree has its own proprietary network and broadband VoIP product. InnoMedia's InfoTalk employs two different technologies relating to packet compression and recovery to achieve improved voice quality as Internet traffic conditions and bandwidth constraints change. Net2Phone uses its own proprietary network infrastructure and Vonage is limited to customers who elect to purchase broadband internet service such as DSL or high-speed internet cable service. For the most part, the Company's competitors currently utilize similar technologies. However, they generally have a higher product cost, are higher priced in the consumer market, require programming and/or some computer knowledge and typically market a broadband VoIP product.

An example of an internationally based service that is becoming more competitive is: PeopleCall by PeopleTel, S.A., a Spanish based Internet telephony company, but it is not offering the same value package as FoneFriend to its international callers. Also, it too requires a DSL or cable-modem connection, whereas the FoneFriend product does not. An introductory offer for Internet voice communications services (1/10/04 web-advertisement) by PeopleCall, using their ADSL or cable-modem-connected, call-box router, is priced at 159 Euros, with 1,000 free minutes per month, and with regular per minute charges ranging from ..02 Euros to .90 Euros, for calls within the EU, Spain, and worldwide, plus set-up fee minutes from .02 to .06 Euros per minute.

During the past several years, numerous companies have introduced services that make Internet telephony services available to businesses and consumers. For example, Net2Phone, Microsoft, Deltathree, DialPad, AT&T Jens (a Japanese affiliate of AT&T), ICG Communications, IPVoice.com, ITXC, OzEmail, Skype, Viper Networks and VIP Calling provide a range of voice-over-the-Internet services. These companies offer PC-to-phone or phone-to-phone services that are similar to the services the Company offers. Some, such as AT&T Jens and OzEmail, offer these services within limited geographic areas. Additionally, a number of companies have recently introduced Web-based voice-mail services and voice-chat services to Internet users. Other companies focus on software that may be installed on a user's computer to permit voice communications over the Internet. Representative companies include VocalTec and Netspeak. While Net2Phone and VocalTec are leading providers of IP telephony software, their products are primarily targeted at the technical PC user. Also, Netspeak focuses on delivering solutions targeted at traditional call centers that require significant customization.

In addition, PSTN network companies, including, AT&T, Deutsche Telekom, and Qwest, currently maintain, or plan to maintain, packet-switched networks to route the voice traffic of other telecommunications companies. These companies are large entities with substantial resources, and large budgets available for research and development, which may eventually further enhance the quality and acceptance of voice transmission over the Internet. However, many of these companies are new to the Internet telephony market, and may not build brand recognition among consumers for these services. These companies also may not provide the range of products and services that are necessary to independently provide a broad set of voice-enabled web services. AT&T, for example, has attempted to enter the market but has focused its effort on the cable market and it is unclear if it will continue to pursue voice over the Internet. Qwest has taken steps to enter the market by building a high capacity network in the United States. In addition, Qwest has also entered into a three-year strategic alliance with Netscape to provide one-stop access to Internet services including long distance calling, e-mail, voice mail, faxes, Internet access and conference calls.

Several of the world's major providers of telecommunications equipment, such as Alcatel, Cisco, Lucent, Northern Telecom and Dialogic have developed or plan to develop network equipment that may be used in connection with providing voice over the Web services, including routers, servers and related hardware and software. These manufacturers may exert substantial influence over the technology that is used with transmission of voice over the Web, and may develop products that facilitate the quality and timely rollout of these networks. However, these companies are dependent both upon the operators of Internet telephony networks to purchase and install their equipment into their networks and, upon hardware and software developers to market their systems to end-users. Cisco Systems currently manufactures Internet telephony equipment for low to medium scale networking, but does not manufacture high-end Internet telephony equipment for large networks. However, Cisco recently acquired two companies that produce devices to help Internet service providers' transition voice and data traffic to packet networks while maintaining traditional phone usage and network equipment. Lucent has co-developed with VocalTec a set of industry standards that have been adopted by major competitors and is currently marketing Internet telephony hardware, including servers that allow the transmission of calls and faxes over the Internet. Lucent also offers related support products, such as billing centers and ''Internet call centers,'' which allow Internet access and conversation with a customer support agent on a single line.

INTELLECTUAL PROPERTY

As currently featured on www.fonefriend.com (owned and operated by FSI), the FoneFriend product holds FCC Registration Certificate No. B11 USA-25483-MD-E. A first patent application (No. 09/029.839) for the FoneFriend appliance was filed on February 25, 1997, and on February 25, 1998, an improved continuation-in-part application, based thereon, was filed as an International Application under the Patent Cooperation Treaty (PCT), providing the right to file applications in the United States and Europe. The U.S. application was filed on March 9, 1998, and FoneFriend Systems, Inc., filed its European application on September 22, 1999. Finally, a trademark application for the name "FoneFriend" was filed on March 28, 1998, in the U.S. Patent & Trademark Office ("PTO") for telecommunications devices for long-distance Internet telephony. This application was cleared by the PTO for publication in the fall of 1998.

On October 1, 2001, FoneFriend Systems, Inc. ("FSI") received notice of allowance from the U.S. Patent Office covering all aspects of the FoneFriend system, 47 claims in all. U.S. Patent No. 6377570, covering all 47 claims, was issued on April 23, 2002. U.S. Patent No. 6671272, covering 11 additional claims, was approved on June 30, 2003, and issued to FSI on December 30, 2003. A Patent Application covering 42 additional claims (No. 10/621,383) was filed by FSI on July 18, 2003, was published on February 5, 2004, and is pending issuance.

Subsequent to year end, March 31, 2004, the Company entered into an agreement to transfer the Company's rights in the FoneFriend technology obtained under the Technology License Agreement. The Company anticipates that the technology will be transferred in the month of July, 2004.

Other Intellectual Property consists of the Company's agreements, the Services and Marketing Agreement and a Network Carrier Services Agreement with InfiniCom Networks, Inc. ("InfiniCom"). These agreements were executed as the result of the purchase in July of 2004 of the 60,000 Voice over Internet protocol customers.

MARKETING

CUSTOMER VALUE PROPOSITION

The Company's value proposition to its primary targeted customers is that both domestic and foreign based international callers can make long distance and international calls through the Company's network of partnered systems world-wide, as if the calls originated in the United States at much reduced costs over traditional circuit based telephone systems. By routing calls through the Company's Internet web server the caller will avoid the usual very costly domestic and international phone systems' long distance toll charges, and incur the lower Internet telephony gateway charges instead. So, no matter where you are calling from, in the World, FoneFriend will enable the customer to pay U.S. long distance rates.

MARKET SEGMENTATION AND SIZE OF MARKETS:

FoneFriend's market is the world. FoneFriend has potential in every country where expensive long-distance calls are made. Easy and affordable access to the Internet Telephony of FoneFriend would be well received in Asian, European and Latin American countries where millions of dollars are spent each month on international calls to the U.S. and elsewhere.

However, FoneFriend intends to conduct initial marketing efforts in the U.S., using the Internet first, and lists the following as its primary U.S. market segments:

  Foreign-born U.S. Residents;

  Heavy interstate and intrastate long-distance users;

  Current Internet telephony users;

  U.S. Business travelers;

  Families separated due to Military or Government service; and

  FoneFriend user's friends.

FoneFriend will initially target selected metropolitan areas in the U.S. with the largest population of foreign-born residents such as Los Angeles, New York, Miami, etc.

Hispanic Americans account for one-tenth of the U.S. total population and nearly two-thirds of all Hispanics in the U.S. are of Mexican origin (65.2%) and will be one of the key focus group of foreign-born residents for FoneFriend. Puerto Ricans, Cubans, and people of Central and South American origin will also be targeted amongst the Hispanic communities.

The Asian and Pacific Islander population is growing rapidly as demographics state by 2000 the Asian population had grown to over 12 million; representing about 4% of the total population. The largest proportions of Asian Americans were Chinese (24%), Filipino (20%), Japanese (12%), Asian Indian (11.8%), Korean (11.6%), and Vietnamese (8.9%). Approximately 75% of Pacific Islanders live in the states of California and Hawaii alone, and will be targeted as subscribers by FoneFriend.

REVENUE SOURCES

Upon implementation of its marketing campaign, the Company anticipates that it will generate revenues from the following sources:

MONTHLY SUBSCRIPTION FEE: The Company currently plans to collect subscriber fees of $15 per customer as a result of the customers acquired in July of 2004 from InfiniCom.

PAYS ITS OWN WAY: Subscriber revenue, from captured areas, will fund subsequent market penetrations and further customer acquisitions.

SUPPORT SERVICES

Customer Service

The Company will outsource major functions such as R&D, manufacturing, network infrastructure and services, and Customer Relationship Management (CRM) to eliminate the need for initial capital outlay, and minimize the requirement for in-house resources, facilities, and competencies. As a result of our Services and Marketing Agreement and Network Carrier Services Agreement with InfiniCom, the Company has outsourced the infrastructure and services required to service its customer base.

EMPLOYEES

The Company currently has two full time and two part time employees. We believe our relationships with all personnel are good. The Company plans to hire additional personnel at such time as our business growth demands.

NEED FOR ADDITIONAL FINANCING

The Company has been challenged by a lack of insufficient capital to meet the Company's cash needs, to carry out its business plan. The Company is anticipating sufficient revenues from its recently acquired customer base through its InfiniCom transaction referenced within this filing to cover its operating costs. However; in the event the revenues are insufficient, the Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing its business plan.

On February 25, 2004, the Company entered into an agreement, (the "Investment Agreement") with Dutchess Private Equities Fund, L.P., a Delaware limited partnership ("Dutchess") whereby the Company can place a put to Dutchess to acquire the common stock of the Company at a discount to market, for a sum not exceeding $3,000,000. Under the terms of the Investment Agreement the Company filed a Registration Statement with the Securities and Exchange Commission, which registration has been deemed effective.

Pursuant to the terms and conditions of the Dutchess transactional documents, the Company may from time to time during the described Option Period, deliver a Put Notice to Dutchess which states the Put Amount which the Company intends to sell to Dutchess on a specified closing date. The amount that the Company shall be entitled to Put to Dutchess in any single Put Notice (the "Put Amount") shall be equal to, at the Company's election, either: (A) two hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the twenty (20) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing Best Bid prices immediately preceding the Put Date, or (B) twenty five thousand ($25,000); provided that in no event will the Put Amount be more than One Million Dollars ($1,000,000) with respect to any single Put. During the Option Period, the Company shall be entitled to submit a Put Notice until after the previous Closing has been completed. The Purchase Price for the Common Stock identified in the Put Notice shall be equal to 94% of the lowest Best Bid price of the Common Stock during the Pricing Period.

If any closing bid price during the applicable Pricing Period with respect to that Put Notice is less than 75% of the lowest closing Best Bid prices of the Common Stock for the fifteen Trading Days prior to the Put Notice Date (the "Minimum Acceptable Price"), the Put Notice will terminate at the Company's request. In the event that the closing bid price for the applicable Pricing Period is less than the minimum Acceptable Price, the Company may elect to cancel the Put Notice.

Following Dutchess' receipt of a validly delivered Put Notice, Dutchess shall be required to purchase from the Company during the related Pricing Period that number of Shares having an aggregate Purchase Price equal to the lesser of (i) the Put Amount set forth in the Put Notice, and (ii) 20% of the aggregate trading volume of the Common Stock during the applicable Pricing Period times (x) 94% of the lowest bid prices of the Company's Common Stock during the specified Pricing Period, but only if said Shares bear no restrictive legend and are not subject to stop transfer instructions prior to the applicable Closing Date.

The Company has reserved for issuance, pursuant to the terms of the Dutchess agreements, a total of Fifteen Million (15,000,000) Shares of Common Stock.

No commitments to provide additional funds have been made by management or other stockholders other than pursuant to the terms and conditions of the Investment Agreement with Dutchess Private Equities Fund, L.P. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company expects to hire about 5 to 10 employees in the next twelve months, however, if it achieves a business growth, it may acquire or add employees of an unknown number in the next twelve months.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company is a start up business and currently has very limited capital ($6,094 in cash and inventory as of March 31, 2004), and no capital commitments, other than its equity credit line with Dutchess Private Equities, LP. The effects of such conditions could easily be to cause the Company's bankruptcy, except there would be no significant assets to liquidate in Bankruptcy.

SUBSEQUENT EVENTS

On May 18, 2004, the Company borrowed $118,000 from Dutchess Private Equities Fund, II, L.P. The note was a discount note which resulted in a net proceeds of $100,000. The note is due on August 31, 1004. In addition, the Company had to pay $10,000 in legal fees for the preparation of the documentation for this transaction.

On June 4, 2004, the Company borrowed $305,000 from Dutchess Private Equities Fund, II, L.P. The note was a discount note which resulted in net proceeds of $260,000. The Note is due on September 1, 2004, and mandatory payments from the exercise of their puts under the terms of The Investment Agreement of February 25, 2004. In addition, the Company had to pay $7,500 in legal fees for the preparation of the documentation for this transaction. The Company issued Dutchess Private Equities Fund, LP, 100,000 shares of restricted common stock. The company entered into a 90-day consulting agreement with Dutchess Advisors, LLC, wherein they issued their principal 200,000 shares of common stock registered on Form S-8.

On June 8, 2004, the Company issued to Compass Capital 1,631,659 shares of its common stock registered under a SB-2 Registration as conversion of a promissory note in the principal amount of $100,000, together with interest of $7,500.

On June 14, 2004, The Company exercised a put to Dutchess Private Equities Fund II, LP for 129,500 shares of common stock from which the Company netted $5,519.

On July 1, 2004, the Board of Directors accepted the resignation of two of the directors of the Company and the Company appointed three new directors. (See "Item 9")

On July 1, 2004, the Company closed its acquisition of 50,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc. The company acquired 50,000 customers of $7.5 million, payable $250,000 in cash, promissory note for $500,000 and 96,428,571 shares of restricted common stock. The issuance of stock in this transaction resulted in InfiniCom becoming the majority stockholder of FoneFriend, owning approximately 81% of the Company's issued and outstanding share of common stock. In addition to the shares of stock issued in the InfiniCom transaction, Mr. Rasmussen has an anti-dilution clause in his employment agreement, which provides for Mr. Rasmussen to maintain Mr. Rasmussen's ownership interest in the Company at 25% of the issued and outstanding shares of common stock. Although we understand that Mr. Rasmussen intends to waive his anti-dilution provision as it relates to the issuance of shares as the result of the InfiniCom transactions (including the July 8 additional issuances below) which would result in the issuance of approximately 28,928,571 additional shares of restricted common stock to Mr. Rasmussen, the waiver of this provision has not been formally documented.

On July 2, 2004, the Company entered into an Asset Purchase agreement with YAP International Inc. The Agreement provides for the sale of right, title and interest in Technology License Agreement with FSI and other tangible and intangible property used in connection with or relating to the sold assets, including, without limitation, the goodwill of the Purchased Assets as a going concern, inventory of FoneFriend "beta" devices, Internet servers and related equipment and software and 225,000 shares of FSI. The Company will receive five million (5,000,000) shares of the Purchaser's common stock subject to restrictions under Rule 144 of the Securities Act of 1933.

On July 8, 2004, the Company acquired an additional 10,000 VoIP customers from InfiniCom. The Company acquired 10,000 customers for $1.5 million, payable in the form of a promissory note for $150,000 and 19,285,714 shares of restricted common stock.

On July 14, 2004, the Company exercised a put to Dutchess Private Equities Fund II, LP for 57,500 shares of common stock from which the company netted $5,819.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company maintained its corporate offices at 14545 Friar Street, Suite 103, Van Nuys, California 91411, from February through June 30, 2004. To date, the Company has not paid any rent for the premises, consisting of about 625 square feet, and is presently negotiating an amount with the landlord estimated to be less than $1,000 per month.

On July 1, 2004, the Company relocated its offices to those of InfiniCom, which are located at 8447 Wilshire Blvd., 5th Floor, Beverly Hills, California 90211. The telephone number is: (323) 653-6110. The first several months of rent are being waived and/or included as part of the services provided by InfiniCom Networks, Inc.

ITEM 3 - LEGAL PROCEEDINGS

In October, 2003, the Company received notice of a lawsuit commenced against its predecessor company, FoneFriend, Inc., a Nevada corporation ("FoneFriend of Nevada"), seeking past due legal fees of approximately $21,000. The assets of this predecessor company were acquired by the Company in a stock for assets purchase transaction and FoneFriend of Nevada was dissolved. Should the Company become a party to this litigation, it believes it has an affirmative defense as to the amount sought and will attempt to negotiate a reduced settlement or defend against such action should it be commenced.

In November, 2003, the Company has received a threat of litigation from the bankrupt estate of Allegiance Telecom, seeking approximately $5,000. No lawsuit has yet been commenced. Should the Company become a party to any such litigation, it believes it has affirmative defenses to such charges and intends to defend against any such action should it be commenced.

In January, 2003, the Company entered into a settlement agreement with a former officer and director of FoneFriend, Inc., a Nevada corporation. As partial consideration under the settlement agreement, the Company was required to pay plaintiff the sum of $20,000 on December 1, 2003. The plaintiff accepted a payment of $10,000 from the Company in December of 2003 and agreed to accept a final payment of $12,500 on January 4, 2004. The Company has not yet made the final payment to plaintiff. In accordance with the terms of the settlement, the plaintiff may, upon the Court's order, file with the Court a "Stipulation for Entry of Judgment." The Company intends to settle this matter as soon as finances permit. The plaintiff has not yet moved to file or enforce the judgment.

The Company recently received a letter from counsel to the court appointed Liquidating Trustee under the Fourth Amended Chapter 11 Plan of Reorganization, as modified (the "Plan of Reorganization"), of Universal Broadband, Inc., a Delaware corporation ("UBN"), which was the predecessor company into which FoneFriend, Inc., a Nevada corporation, was merged pursuant to the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"). As described above in "Item 1 - Description of Business", after the merger, UBN subsequently changed its name to FoneFriend, Inc. and commenced operations. The letter from counsel to the Liquidating Trustee pointed out some material differences between the Plan of Reorganization and the Merger Agreement with respect to the rights of the Liquidating Trustee. In particular, counsel asserted that the Liquidating Trustee was entitled under the Plan of Reorganization, at any time, to request FoneFriend, Inc. to redeem its shares of common stock that were received pursuant to the Plan of Reorganization for an amount up to $3.0 million. In addition, the letter pointed out that the shares issued to the Liquidating Trustee would be entitled to anti-dilution protection, so that the Liquidating Trustee would maintain a 5% equity position at all times prior to redemption.

The terms of the Merger Agreement that FoneFriend, Inc., a Nevada corporation, agreed to be bound by included provisions that were directly contradictory to the position asserted by the Liquidating Trustee. For example, Section 3.14(a) of the Merger Agreement provides, in part, that any right of redemption held by the Liquidating Trustee is subject to FoneFriend, Inc. having on hand at the time of such request sufficient surplus capital to pay for the full redemption price, and that a redemption is otherwise permitted to be consummated under applicable law. For example, the Company currently has no surplus capital and the Liquidating Trustee therefore would not be entitled to any right of redemption until such time as the Company has $3.0 million in surplus capital. Therefore, the Merger Agreement provides certain protections to the Company from actions of the Liquidating Trustee that are not included in the Plan of Reorganization. Further, the Merger Agreement can be interpreted in a way that would result in the anti-dilution protection of the Liquidating Trustee having expired. In addition, the anti-dilution protection as defined in the Merger Agreement does not apply to the issuance of securities that are not dilutive from a book value standpoint.

It is noteworthy that the Merger Agreement provides in its recitals that the terms of such agreement shall be incorporated into the Plan of Reorganization. Inasmuch as the Company was not a party to the Plan of Reorganization and was not privy to its terms, and was only a party to the Merger Agreement, the Company has relied upon the provisions of the Merger Agreement with respect to its dealings with the Liquidating Trustee and the disclosures required in its filings with the SEC. The Plan of Reorganization and the Merger Agreement are hereby incorporated by reference from a Current Report on Form 8-K of the Company, dated December 24, 2002.

Although the claims of the Liquidating Trustee may have some merit, the Company's position is that counsel for the Debtor failed to include the terms of the Merger Agreement, as required by the Merger Agreement, in its Plan of Reorganization. Further, the Company believes that counsel to the Liquidating Trust had actual knowledge of the provisions of the Merger Agreement and the conflict between said documents. Moreover, Section 160(a) of the Delaware General Corporation Law, prohibits redemptions of capital stock when the capital of the corporation is impaired or when such purchase or redemption would cause any impairment of the capital of the corporation. This statute has been interpreted by the courts to mean that a corporation can only purchase its own stock out of surplus. Currently, the Company does not have any surplus, and a redemption of its common stock at this point in time would be prohibited as a matter of law.

Accordingly, the Company intends to pursue all remedies available at law or in equity to protect its rights under the Merger Agreement, which it believes will be deemed to be the controlling document in this matter. Additionally, the Company will evaluate all options and take legal action for damages associated with the material misrepresentations made in connection with the Plan of Reorganization and the Merger Agreement negotiated by and approved by the Official Creditor's Committee.

Nonetheless, this is a serious matter for the Company. It is a development stage entity that through its recent offering may raise the necessary capital to implement its intended plan of business. The payment of $3.0 million to the Liquidating Trustee at this point in time, should the Company receive the full amount of the proceeds from its current offering, could have a material adverse effect on the Company. Additionally, the Company may not have adequate resources available to defend its position and may be forced to seek the protection under the bankruptcy laws.

In May 2004, the Company cancelled its agreements with RR Inv Holdings and The Bulletin Board Productions. All shares except 400,000 issued to RR Inv Holdings were held in escrow to ensure performance. All 850,000 shares held in escrow have been cancelled and returned to treasury. The transfer agent has also cancelled the 400,000 shares previously held by RR Inv Holdings, which remains the subject of a potential legal dispute.

Other than the legal matters disclosed above, we are not aware of any litigation or potential litigation affecting us or our assets.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock is currently quoted on the OTC Bulletin Board under the symbol "FFRD.OB". The following table shows the high and low prices of our common stock since we began trading under the name of FoneFriend, Inc. on March 6, 2003, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Prior to December 5, 2002, our common stock was traded under the name of our predecessor company, Universal Broadband Networks, Inc. (UBNTQ:OTCBB). For the period beginning with the fiscal year ended March 31, 2002, through December 5, 2002, our predecessor corporation was in bankruptcy (under the name of Universal Broadband Networks, Inc.) and its common stock traded at a high of $.02 (on April 1, 2002) and a low of $.003 (on December 5, 2002), under the symbol "UBNTQ" as mentioned before.

FISCAL 2002	HIGH	LOW
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$ 4.00	$ 3.50

FISCAL 2003	HIGH	LOW
First Quarter	$ 3.90	$ 2.01
Second Quarter	$ 2.05	$ 0.14
Third Quarter	$ 0.45	$ 0.13
Fourth Quarter	$ 0.30	$ 0.12

There currently is a limited public market for FoneFriend's common stock which is quoted on the Over the Counter Bulletin Board, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until FoneFriend's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as FoneFriend's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in FoneFriend's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

(b) As of March 31, 2004, there were 522 shareholders of record of the Company's common stock, par value $.001 per share, and no shareholders of preferred stock.

(c) The Filer has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business and marketing plan.

RECENT SALES OF SECURITIES

On January 14, 2004 the Company cancelled 275,000 shares of its common stock that was previously issued to five consultants, for failure to perform their consulting services.

On January 14, 2004, the Company cancelled 1,500 that were issued in error.

On January 15, 2004, the Company issued to a consultant, 15,000 shares of its common stock that was registered pursuant to an S-8 Registration.

On January 16, 2004, the Company issued to two directors of the Company, a total of 4,000,000 shares of restricted common stock pursuant to an anti-dilution provision in their Employment agreements. We believe that the issuance of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On January 20, 2004, the Company issued for legal services, 12,500 shares of its common stock that was registered pursuant to an S-8 Registration.

Between January 20, 2004 and February 10, 2004, the Company issued to four consultants a total of 1,000,000 shares of its common stock. The shares were originally issued pursuant to Rule 144, but subsequently registered under an SB-2 Registration.

On January 27, 2004, the Company issued to two consultants a total of 1,250,000 shares of its restricted common stock. Subsequent to the issuance, the entire 1,250,000 shares were cancelled due to a failure to perform by the consultants.

On February 8, 2004, the Company issued 2,443,083 shares of restricted common stock to preferred stockholders as a dividend before conversion. These issuances have been valued at the fair market value on the date of issuance amounting to $464,186.

On February 9, 2004 the Company issued 814,361 shares of restricted common stock to preferred stockholders for the conversion from preferred to common stock. This issuance is in compliance with the agreement entered into with the preferred stockholders at the time of grant of preferred shares.

We believe that both the February 8, 2004 and February 9, 2004 issuances of the shares to the Preferred stockholders were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) because the stockholders are current stockholders of the Company and have knowledge of the Company.

On March 2, 2004, the Company issued to a consultant 170,000 shares of restricted common stock. We believe that the issuance of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 31, 2004, the Company issued to an officer 20,000 shares of its common stock.

On April 27, 2004, the Company issued to consultants, 525,000 shares of common stock which were registered under an S-8 Registration filed April 8, 2004.

On May 3, 2004, the Company cancelled 350,000 shares of its restricted common stock that was issued to The Bulletin Board Productions, LLC as part of compensation for services to be provided. The Company rescinded the agreement subsequent to the end of the fiscal year and therefore cancelled the shares.

On May 10, 2004, the Company issued 10,000 shares of its restricted common stock to iCapital Finance, Inc. to retain their services to assist with business development.

On May 27, 2004, the Company issued to two of its officers and directors a total of 350,000 shares of common stock which were registered on the Form S-8 Registration filed April 8, 2004.

On June 8, 2004, the Company issued 300,000 shares of its restricted common stock to one of its directors as a finder's fee in connection with the InfiniCom transaction.

On June 8, 2004, the Company issued a total of 1,800,000 shares of its restricted common stock to two of its officers and directors.

On June 8, 2004, the Company issued to a consultant, who is a principal of Dutchess Advisors, LLC, 200,000 shares of its common stock which was registered on the Form S-8 Registration filed April 8, 2004.

On June 8, 2004, the Company issued to Compass Capital 1,631,659 shares of its common stock registered under a SB-2 Registration as conversion of a promissory note in the principal amount of $100,000, together with interest of $7,500.

On June 8, 2004, the Company issued 100,000 shares of its restricted common stock to Dutchess Private Equities Fund, LP.

On June 10, 2004, the Company issued 250,000 shares of its common stock registered under an SB-2 registration for consulting services.

On June 11, 2004, the Company issued to a consultant 60,000 shares of its common stock which was registered by an S-8 Registration filed April 8, 2004.

On June 14, 2004, the Company exercised a put to Dutchess Private Equities Fund II, LP for 129,500 shares of common stock from which the company netted $5,519.

On June 18, the Company cancelled 900,000 shares of its restricted common stock issued to RR INV Holdings, Inc. as part of compensation for services to be provided. The Company rescinded the agreement subsequent to end of the fiscal year and therefore cancelled the shares.

On June 29, 2004, the Company issued 96,428,571 shares of its restricted common stock to InfiniCom Networks, Inc. to be held in escrow pending the closing of the transaction on July 1, 2004.

On July 8, 2004, the Company issued 19,285,714 shares of its restricted common stock to InfiniCom Networks, Inc. as partial compensation for the purchase of 10,000 VoIP customers.

On July 14, 2004, the Company exercised a put to Dutchess Private Equities Fund II, LP for 57,500 shares of common stock from which the company netted $5,819.

Other than the shares of common stock registered pursuant to an effective registration statement filed on Form S-8 and SB-2, we believe that the issuance of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares occupied a privileged position with our company, due to its preexisting relationship with Mr. Rasmussen, that afforded them an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient's management had the opportunity to speak with Mr. Rasmussen on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares.

ITEM 6 - PLAN OF OPERATION

PLAN OF OPERATION

The discussions contained in this filing contain "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes", "expects", "may", "should", or "anticipates", or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this filing should be read as being applicable to all related forward-looking statements wherever they appear in this filing. Our actual results could differ materially from those discussed in this filing. Important factors that could cause or contribute to such differences include those discussed under the caption entitled "risk factors," as well as those discussed elsewhere in this filing.

Background

We were originally incorporated in 1992 in Delaware under the name Picometrix Inc, and soon thereafter became a publicly traded company. In 1997, Picometrix, Inc. merged with another business and changed its name to IJNT.Net, and finally to Universal Broadband Networks, Inc. ("UBN"). On October 31, 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger dated as of June 12, 2002, between FoneFriend, Inc., a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBN, which was approved by the Bankruptcy Court and on November 21, 2002, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to FoneFriend, Inc.

Overview

We are a development stage company which currently has no revenues. Our primary business for Fiscal 2004 through July 2004 was to market an Internet telephony device called the "FoneFriend" and related services to consumers and businesses worldwide. The Internet telephony device was licensed from FoneFriend Systems, Inc. ("FSI") in April 2001. On July 2, 2004, subsequent to our year-end, we entered into an agreement with YAP International, Inc. ("YAP") to transfer certain assets and technology relating to the FSI agreement, which assets and technology we determined were unnecessary under our revised Plan of Operation, in exchange for 5,000,000 shares of the common stock of YAP. The shares are being held for issuance pending compliance with the Securities Act of 1933, at which time the shares will be either distributed to our stockholders or held by us as an investment.

InfiniCom Acquisition

On July 1, 2004, we completed the acquisition of 50,000 Voice over Internet Protocol ("VoIP") customers from InfiniCom Networks, Inc., a California corporation, ("InfiniCom") whereby we issued 96,428,571 shares of our common stock to InfiniCom, in addition to cash of $250,000 and a promissory note for $500,000. Further, on July 8, 2004, we acquired an additional 10,000 VoIP customers from InfiniCom in exchange for 19,285,714 shares of common stock and a promissory note for $150,000. Both promissory notes bear simple interest at the rate of six (6%) percent per annum and are due upon demand.

Prior to the Acquisition, we had approximately 23,114,603 common shares issued and outstanding. As a result of the Acquisition, our total shares of common stock outstanding increased to 138,828,888 (on July 8, 2004), of which InfiniCom controls 83.35%. InfiniCom is 100% owned and controlled by Sean McCann.

As a result of Mr. McCann's sole ownership of InfiniCom, his share control of FoneFriend and InfiniCom's agreements, we are solely dependent upon Mr. McCann, who is not an officer, director or employee of FoneFriend.

Our New Plan of Operation

As a result of the InfiniCom and YAP transactions we have revised our plan of operation to focus on the VoIP customers acquired from InfiniCom.

We will acquire our customers by direct marketing, virtual marketing and performance based Internet marketing.  We forecast that much of our customer growth will come from performance based Internet marketing agreements.  The advantage of performance based Internet marketing agreements is that there is no cost to us without compensating revenues.

An example of one such performance based marketing agreement we have entered into is the agreement with InfiniCom. InfiniCom agrees to supply subscribers at a cost of $150 each.   Annual revenue from each subscriber is $180 under this arrangement.  InfiniCom warrants that it will replace the customer if any particular customer drops service with us prior to 52 weeks from the date that customer is delivered.

Our customers utilize a proprietary software program, offered by InfiniCom, which allows each customer to place long distance and international telephone calls directly from its desktop or laptop computer. The customer is offered an unlimited calling plan, at a rate of $15 U.S., per month, to selected countries such as the U.S., Canada, Western Europe and certain countries in Asia.

We use third-party providers to support customer care. After certain subscriber counts have been achieved, we may decide to support internal customer care operations from cash flow.

We are currently considering offering our customers a stand-alone, Internet appliance device (much like our previous FoneFriend device), which will allow our customers to use their ordinary telephone handset to make calls using our service. We plan to offer this product at no cost to our customers (and potential customers) in exchange for their commitment to a 24-month service agreement.  Alternatively, we may offer such product at a charge to those customers who use our service on a month-to-month basis.

We bill and collect money for services at the time the service is offered directly from a subscriber's credit card or check card.   Since our services include the ability for call termination to points outside the unlimited dialing area, we hold a $50 pending authorization as security. The pending authorization is separate from the monthly service fees charged and collected. Any additional charges are settled using the pending authorization.  If there are no additional charges, the pending authorization is released at the end of the subscribers billing cycle.

We currently have a $3 million facility with Dutchess that will be used for a combination of future customer acquisition, network build-out and corporate development. This facility is satisfactory for our current plans.

Regarding the disposition of FoneFriend technology related assets:

Management evaluated the potential yield from commercializing the "FoneFriend" technology, versus the projected costs of $2 to $3 million to build the FoneFriend infrastructure and implement a marketing campaign to attract customers. Management concluded that our financial and personnel resources would be better spent on marketing the new technology and services to the customers being acquired from InfiniCom.

Results of Operations.

Twelve month period ending March 31, 2004 and March 31, 2003

We had no revenues in Fiscal 2003 or 2004. Further, we incurred operating expenses of $2,867,646 in fiscal 2004 compared to $1,604,664 in fiscal 2003. The loss from operations was $(2,867,646) in fiscal 2004 compared to $(1,604,664) in fiscal 2003. Net loss in fiscal 2004 was $(3,424,277) compared to $(1,605,464) in fiscal 2003.

The losses can be expected to continue until we are able to generate revenues in excess of expenses.

Sales

Since inception of our current business, we have not generated any revenues. However, subsequent to March 31, 2004, as a result of the July InfiniCom transaction, we have started to generate revenues. Specifically, we acquired 60,000 customers, generating gross revenues of $15 per customer, per month, or $900,000.

Expenses

Expenses from Development Stage Operations for the fiscal periods ended March 31, 2004 and March 31, 2003 were $2,867,646 and $1,604,464, respectively, an increase of $1,263,182. The increase in expenses was primarily attributable to consulting fees, which were paid for by issuing shares of our common stock in exchange for services. Capitalized development costs, which had been written down by $865,108 during fiscal 2003, were written down an additional $694,862 to $0 during fiscal 2004. Additionally, we wrote off our investment in the stock of FoneFriend Systems, Inc. incurring further expense of $150,000.

We expect increases in expenses through the fiscal year 2005 as we move towards implementing our plan of operation. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

Income/Losses

Net loss attributable to common stockholders for the twelve months ended March 31, 2004 was $3,424,277 versus a loss of $1,605,464 for the eleven months ended March 31, 2003, an increase of $1,818,813. The increase was primarily attributable to increased consulting expenses, which were paid for by issuing shares of our common stock, and the write down in value of our investment in the stock of FoneFriend Systems, Inc.

Impact of Inflation

We believe that inflation has not had a negative impact on our results of operations since inception. Until we are able to sell products and generate revenue we will be unable to pass on inflationary increases in our expenses from Development Stage Operations through increases in revenue.

Liquidity and Capital Resources

Cash flows used in operations were $105,417 for the twelve months ended March 31, 2004, versus cash flows used in operations of $282,490 for the eleven months ended March 31, 2003. Net cash flows for 2004 of $(20,127) were primarily from $85,290 from loans from officers and others offset by the cash used for the period of $105,417. Net cash flows for the eleven months ended March 31, 2004 of $(207,789), were primarily attributable to proceeds of loans from officers and others of $81,513, offset by cash used in development stage operations of $282,490.

Net cash flows provided by financing activities were $85,290 for the twelve months ended March 31, 2004, versus $81,513 during the eleven month period ended March 31, 2003.

Going Concern Opinion

As shown in our accompanying financial statements, our independent auditors have stated that our losses from initial startup costs and our lack of substantial capital raise doubt about our ability to continue as a going concern. The ability of our Company to continue as a going concern is dependent on obtaining new capital, developing our operations, implementing our marketing plan, building our infrastructure, containing our costs and generating revenues from the sale of our product and services. Management intends to undertake the following to address these issues: (1) endeavor to obtain equity funding from new investors to alleviate our capital deficiency, (2) obtain debt funding from new investors to alleviate our capital deficiency, (3) seek vendor financing programs for equipment and services, (4) pursue letters of credit for manufacturing, (5) implement leasing arrangements to finance the cost of placing our product in the market, and (6) structure equity participation arrangements with vendors and suppliers in exchange for their services.

We estimate we will need approximately $2,000,000 in additional capital during the next 12 months to cover overhead and develop our business. Our Dutchess equity line of credit, combined with possible debt or equity financing, is intended to address our capital requirements. If we develop revenues from operations during 2004 as a result of the InfiniCom transaction, the need for capital at the projected level will decrease.

Overall, we have funded our cash needs from inception through March 31, 2004, with a series of debt and equity transactions, including an Equity Line of Credit. The failure of the Equity Line of Credit or other equity financing to satisfy our working capital needs would have a material adverse effect on our operations and financial condition.

We had cash on hand of $94 and a working capital deficit of $499,288 as of March 31, 2004. We had cash on hand of $20,221 and working capital of $108,615 as of March 31, 2003. Our current working capital deficit is primarily due to current obligations in accounts payable and accrued consulting expense. We can not yet, and may never be able to, rely on the existence of revenue from our business, however, we have no current or projected capital reserves that will sustain our business for any length of time. In addition, there can be no assurance additional capital in the future will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation of successful financing activities. The funds raised from this offering will also be used to market our product as well as expand operations and contribute to working capital. However, there can be no assurance we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

  Curtail our intended product launch

  Forego or postpone marketing expenditures

  Limit our future marketing efforts to areas we believe

  would be the most efficient and profitable.

  Outsource goods and services as much as possible.

Demand for our planned product and current services will be dependent on, among other things, market acceptance of our product and services, our ability to build consumer awareness and stimulate consumer purchases, the Internet telephony market in general, and general economic conditions, all of which are cyclical in nature. Overall, our success will be dependent upon implementing our plan of operation in an efficient and timely fashion, managing the risks associated with our business, contain our expenses and generate revenues and profits from the sale of our product and related services.

Factors that may affect OUR PLAN OF OPERATION

Our lack of operating history creates substantial uncertainty about future results.

We are a development stage company with no operating history. We have recently switched our plan of operation and are unsure as to our abilities to successfully support our recently acquired VoIP customers. As a result of our lack of operating history, prospective investors have no operating and financial data about us on which to base an evaluation of our performance and an investment in our stock. Our ability to provide VoIP services on a widespread basis and to generate operating profits and positive operating cash flow will depend on our ability, among other things, to:

  market our product and services and generate demand for them among our targeted client categories;

  develop, enhance, promote and carefully manage our brand;

  respond appropriately and timely to competitive developments;

  develop our operational support and other back office systems;

  attract and retain an adequate client base;

  secure additional financing;

  attract and retain qualified personnel; and

  enter into and implement long term agreements for leased capacity and other services with established telephone companies on satisfactory terms.

We cannot assure you that we will be able to achieve any of these objectives, generate sufficient revenue to achieve or sustain profitability, meet our working capital requirements or compete successfully in the telecommunications industry.

In addition, our success will be particularly dependent on our ability to make further enhancements to our products and services, and to market such products and services in a commercially viable manner, as to which there can be no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, including, but not limited to, lack of client acceptance, competition and inadequate marketing. Our inability to obtain funds through the Equity Line of Credit will hinder our efforts to fully implement our planned marketing activities in connection with our product and services. As a result we would be required to reduce or curtail operations. We can make no assurance that we will be able to generate a profit.

Our independent auditors have expressed doubt as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. During the year ended March 31, 2003, we experienced a net loss from development stage operations of $1,605,464 and had negative cash flows of $207,789. During the year ended March 31, 2004, we experienced a net loss from development stage operations of $728,502 and had negative cash flows of $15,353. In addition, we had substantial shareholders' equity operating deficits at March 31, 2003 and March 31, 2004 of $2,490,751 and $3,219,253, respectively. Lastly, we have significant present and future working capital demands, which will require substantial equity and debt financing which, with the exception of the Equity Line of Credit with Dutchess, have not yet been secured. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors have also expressed doubt as to our ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

In an effort to reverse the negative financial conditions noted above, we have entered into the Equity Line of Credit with Dutchess, which allows us access to $3 Million dollars in equity capital during the years 2004 through 2005. We believe this financing will help us to further develop our business and facilitate our development of an operating presence in the Internet telephony market.

There can be no assurances that we will be able to successfully implement our plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional capital to meet present and future working capital demands.

The technology that allows voice communications over the Internet is in its infancy, and the quality of Internet telephone calls needs improvement. Callers could experience delays, errors in transmissions or other interruptions in service, all of which could negatively impact our future revenues, reputation and brand.

The technology that allows voice communications over the Internet is still in its infancy. Historically, the sound quality of Internet telephone calls was poor. As the industry has grown, sound quality has improved, but the technology requires additional refinement. Additionally, the Internet's capacity constraints may impede the acceptance of Internet telephony. Callers could experience delays, errors in transmissions or other interruptions in service that are beyond our control. The quality issues inherent in Internet telephony could negatively impact our future revenues, reputation and brand. Furthermore, the technology that we have access to through InfiniCom is unproven and has not been tested in a commercial environment. Therefore, there can be no assurances that our product will function as anticipated when we are able to commence sales.

Our future performance will depend, in part, on our ability to provide discounted domestic international long distance communications services with the cost savings of carrying voice traffic over the Internet, as compared to carrying calls over traditional long distance networks. The price of long distance calls may decline to a point where we no longer have such a cost advantage, which will be detrimental to our business prospects.

Our strategy for success is based partly on our ability to provide discounted domestic and international long distance communications services with the cost savings of carrying voice traffic over the internet, as compared to carrying calls over traditional long distance networks, such as those owned by AT&T, MCI

We intend to rely upon several unaffiliated, third party companies for computer equipment and software, network services, component parts, manufacturing, systems integration and operational aspects of our business. Our inability to maintain relationships with, or the loss of one or more of these unaffiliated companies, or the failure of their subcontractors or suppliers to meet our operational requirements may force us to reduce or eliminate expenditures for developing our infrastructure, research and development, marketing of our product or otherwise curtail or discontinue operations, all of which may have a material adverse effect on our business, financial condition and results of operation.

The Company intends to rely upon several unaffiliated, third party companies, for computer equipment and software, network and telecommunications services, component parts, manufacturing, systems integration and operational aspects of our business. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality, and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to supply, manufacture or maintain our product or related services in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time, and management cannot be sure that additional sources would be available on a timely basis. As a result, we are subject to the risk of interruptions in operations or supplies due to changes in market demand, servicing costs, and competitors' prices. Our ability to maintain relationships with, or the loss of, these unaffiliated companies, or the failure of their subcontractors or suppliers to meet our operational requirements may require us to reduce or eliminate expenditures for developing our infrastructure, research and development, marketing of our product or otherwise curtail or discontinue operations, all of which may have a material adverse affect on out business, financial condition and results of operations.

Our common stock price has been or may continue to be volatile and investors may find it difficult to sell their shares for a profit.

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 31, 2004, the closing price of our common stock ranged from $0.12 to $4.00 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

  actual or anticipated variations in quarterly operating results;

  announcements of technological innovations, new products or services by us or our potential competitors;

  changes in our financial estimates or recommendations by securities analysts regarding us or our potential competitors;

  the addition or loss of strategic relationships or relationships with our potential customers, partners or consultants;

  announcements by us or our potential competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  legal, regulatory or political developments;

  additions or departures of key personnel;

  sales of our common stock by insiders or stockholders; and

  general market conditions.

In addition, the stock market in general, and the Over-The-Counter Bulletin Board, as well as the market for Internet telephony services and telecommunications related companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price, regardless of our operating performance.

Existing stockholders will experience significant dilution from our sale of shares to Dutchess.

The sale of shares pursuant to our Investment Agreement with Dutchess may have a dilutive impact on our stockholders. As a result, our potential net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we exercise our "put" options, the more shares we will have to issue to Dutchess to draw down on the full equity line with Dutchess. If our stock price decreases, then our existing stockholders would experience greater dilution.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our agreements with InfiniCom, along with its patents, service marks, trademarks, trade secrets and other intellectual property rights are crucial to our success. If InfiniCom defaults on its obligations under its agreements with us, we may not succeed or be forced to find an alternative Internet voice transmission technology, which may be cost prohibitive.

We regard InfiniCom's intellectual property as crucial to our success. If InfiniCom defaults in its obligations under its agreements with us, we may not succeed or be forced to find an alternative Internet voice transmission technology, which could be prohibitively expensive.

The FCC and state regulations may limit the services we can offer and restrict our intended operation and development of our business.

Our intended Internet telephony operations are not currently subject to direct regulation by the FCC or any federal, state or local governmental agency, other than regulations applicable to businesses generally. However, the FCC recently indicated that the regulatory status of some services offered over the Internet may have to be re-examined. New laws or regulations relating to Internet services, or existing laws found to apply to them, may have a material adverse effect on our intended plan of business, financial condition or results of operations.

Our planned provision of Internet telephony services could become subject to significant regulation at the federal, state and local levels. The costs of complying with these regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect on our business, financial condition and operating results.

We cannot assure you that the FCC or state commissions will continue to refrain from taking regulatory action against us upon commencement of our business. If they do, we must fully comply with the rules of the FCC or state regulatory agencies, or face challenges to our authority to do business. Such challenges could cause us to incur substantial legal and administrative expenses.

Internet telephony is at an early stage of development, and it is difficult to predict the size of this market and its growth rate. We believe that our intended business will not grow without increased use of the Internet. Demand and market acceptance for recently introduced products and services over the Internet are still uncertain. The Internet may not prove to be a viable commercial marketplace for a number of reasons, any of which could adversely affect our business.

Internet telephony is at an early stage of development, and it is hard to predict the size of this market and its growth rate. We believe that our intended business will not grow without increased use of the Internet. Demand and market acceptance for recently introduced products and services over the Internet are still uncertain. We cannot predict whether potential customers will be willing to shift their traditional international or long distance calling activities to an Internet based solution like we intend to offer. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

  concerns about security;

  Internet congestion;

  inconsistent service; and

  lack of cost-effective, high-speed access.

If the use of the Internet as a commercial marketplace does not continue to grow, we may not be able to grow our customer base, which could prevent us from increasing revenues or achieving profitability.

Our principal stockholders control our business affairs in which case minority stockholders will have little or no participation in our business affairs.

Currently, our principal stockholders, InfiniCom, Jackelyn Giroux and Gary A. Rasmussen, own or control in excess of 80% of our common stock. In addition, our agreements with Jackelyn Giroux and Gary A. Rasmussen, as amended, contain anti-dilution clauses which entitle them to maintain their equity positions in the Company at 21.2% and 25%, respectively. Although we understand that Mr. Rasmussen intends to waive his anti-dilution provision as it relates to the issuance of shares as the result of the InfiniCom transaction, which would result in the issuance of approximately 28,928,571 additional shares of restricted common stock to Mr. Rasmussen, the waiver of this provision has not been formally documented. As a result, these individuals have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, they are able to elect all of the members of our Board of Directors, which allows them to significantly control our affairs and management. They are also able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

The liquidating trustee under the plan of reorganization and subsequent merger of FoneFriend, Inc. with Universal Broadband, Inc. may have the right to require us to redeem our 5% stockholder interest in the Company at its option, at any time, for $3.0 million. Such a redemption may have a material adverse effect on us and force us to seek protection under the bankruptcy laws.

The Liquidating Trustee under the Plan of Reorganization and subsequent merger of FoneFriend, Inc. with Universal Broadband, Inc. may have the right to require us to redeem our 5% shareholder interest in the Company at its option, at any time, for $3.0 million. Such a redemption may have a material adverse effect on us and force us to seek protection under the bankruptcy laws. Furthermore, we may have an obligation to issue additional shares to the Liquidating Trustee pursuant to an anti-dilution provision contained in the Plan of Reorganization. This may cause additional dilution to our stockholders. Finally, all of the shares in the possession of the Liquidating Trustee may be deemed to be "free trading" within the meaning of the Securities Act of 1933, as amended. Accordingly, such shares would trade in the open market and the dilutive effect could have a negative impact on the market for our common stock. We intend to contest the position of the Liquidating Trustee and the terms of the Plan of Reorganization, and believe that the Liquidating Trustee is only entitled to a redemption out of surplus capital. In addition, Section 160(a) of the Delaware General Corporation Law prohibits redemptions of capital stock when the capital of the corporation is impaired or when such purchase or redemption would cause any impairment of the capital of the corporation. This statute has been interpreted by the courts to mean that a corporation can only purchase its own stock out of surplus. Currently, we do not have any surplus, and a redemption of our common stock at this point in time would be prohibited as a matter of law.

We are highly dependent upon Sean McCaan and his abilities to operate InfiniCom

As a result of our agreements with InfiniCom, and the ownership by InfiniCom of approximately 83.35% of our common restricted stock, and the ownership of 100% of InfiniCom by Sean McCaan, we are highly dependent upon InfiniCom and Mr. McCaan and his ability to serve our customers and produce our revenues.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii), that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7 - FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 25, 2004, the Board of Directors of the Company dismissed Henry Schiffer, C.P.A., an accountancy corporation, as the Company's independent accountants and appointed the firm of Kabani & Company, Inc., to serve as independent public accountants of the Company for the fiscal year ending March 31, 2004.

Henry Schiffer's report on the Company's consolidated financial statements for the fiscal years ended March 31, 2003 and April 30, 2002, did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles; however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

During the years ended December 31, 2003 and 2002 and through May 25, 2004, there were no disagreements with Henry Schiffer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Henry Schiffer's satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company's consolidated financial statements for such years.

The Company provided Henry Schiffer with a copy of the foregoing disclosures. A copy of Henry Schiffer's letter stating its agreement with such statements is incorporated herein by reference from Exhibit 16.1 of our Form 8-K dated May 26, 2004 and filed May 27, 2004.

During the years ended December 31, 2003 and 2002, and through the date hereof, the Company did not consult with Kabani & Company, Inc. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements. The Board of Directors of the Company approved the change in accountants described herein.

ITEM 8A - CONTROLS AND PROCEDURES

We are a development stage company with no revenues and during 2003 our Board of Directors had responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Mr. Rasmussen, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Rasmussen concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Executive officers and directors of the Company at March 31, 2004 were:

NAME	AGE	POSITION
Gary A. Rasmussen	52	Chairman and Senior Business Consultant
Jackelyn Giroux	46	President
Edward N. Jones	67	Chief Financial Officer
Dennis H. Johnston	50	Secretary

Business Experience

The following is a brief account of the business experience during at least the past five years of the persons designated to be officers of the Company, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

GARY A. RASMUSSEN, is a founder of the predecessor company (FoneFriend, Inc., a Nevada corporation) and has served as our Senior Business Consultant since November 2002, helping to guide the Company through its development stage and initial operations as a publicly held company. He was appointed our Chairman on January 27, 2004 by our Board of Directors. Mr. Rasmussen has an extensive background spanning over 25 years as an entrepreneur with vast experience in all phases of business development, having been a founder, chief executive officer or director of several publicly-held corporations in the areas of cable television, investment banking, mortgage banking and motion pictures. He has extensive experience in raising debt and equity capital for both public and private enterprises, implementing short and long term business planning and strategic concepts, acquisitions and divestitures, and has played a key role in spearheading several publicly held corporations from their inception through the early capital raising stages. In October 2000, Mr. Rasmussen was convicted in a federal court for violation of Environmental Protection Laws regarding the transportation of hazardous waste without a permit, and received a sentence of ten months. Mr. Rasmussen continues to deny the factual basis for his conviction and believes he was wrongfully convicted. Furthermore, he vehemently denies any culpability in the matter. In the opinion of his legal counsel and management of the Company, this conviction has no bearing on Mr. Rasmussen's honesty, veracity or his engagement with FoneFriend and does not adversely affect his ability to diligently perform his duties. Mr. Rasmussen. Mr. Rasmussen is a graduate of Western Michigan University.

JACKELYN GIROUX, is a director and serves as the Company's President. Ms. Giroux is also the President of Global Universal Limited, a film production and distribution company. Prior to joining FoneFriend in August, 2001, Ms. Giroux has been a writer, producer and director of feature films since 1985. Jackelyn Giroux won a scholarship to the New York American Academy of Dramatic Arts, and has appeared in many off Broadway and Broadway plays. Her career in films was launched with a lead role in "The Cross and the Switch Blade", starring Pat Boone and Eric Estrada. She has appeared in fifteen feature films and several TV series. Since 1987, she has written and produced ten feature films and two "Movies of the Week." Ms. Giroux has extensive experience in structuring financing and co-production deals, having successfully arranged for co-productions between Canada, France and Germany, as well as Canada, France and Australia. In 2000, she wrote and directed "Coo Coo Cafe ", a satire on the media networks, which prominently features the "FoneFriend" product being used by the main characters. The film "Coo Coo Cafe " was exhibited at the Cannes Film Festival in May of 2001.

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

DENNIS H. JOHNSTON, ESQ. serves as the Company's Corporate Secretary, and is also an independent director. Mr. Johnston has more than 20 years of experience as a practicing attorney specializing in the representation of corporations and financial institutions. He has assisted in organizing and financing numerous private and publicly traded companies and has handled mergers and acquisitions with a total value in excess of $3 billion. Mr. Johnston received undergraduate degrees in business and economics from UCLA and a law degree with Dean's List Honors from Loyola University of Los Angeles, where he was an Editor of The Loyola Law Review. He is a former partner at the nationally recognized law firms of Manatt, Phelps, Rothenberg, & Tunney, and Wyman, Bautzer, Kuchel & Silbert.

The persons who are directors of the Company at March 31, 2004 are:

NAME	AGE
Gary A. Rasmussen	52
Jackelyn Giroux	46
Virginia Perfili	52
Dennis H. Johnston	50

Business Experience

The following is a brief account of the business experience during at least the past five years of the persons designated to be directors of the Filer, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

GARY A. RASMUSSEN - See above.

JACKELYN GIROUX - See above.

VIRGINIA PERFILI, was appointed as a director of the Company to fill a vacancy on the board of directors. Ms. Perfili is an independent film producer and director and is currently the President and founder of EM3, Inc., a film production and entertainment company in Hollywood, California. From 1982 through 1997, Ms. Perfili was the President, CEO and a Director of Orphan, Inc., a publicly held company engaged in the film production and record industries. During her tenure with Orphan, Ms. Perfili produced and directed several film projects in addition to her responsibilities for the overall management and promotion of the company. Ms. Perfili is a graduate of Wayne State University in Detroit, Michigan.

DENNIS H. JOHNSTON - See above.

Other than Mr. Rasmussen, as described above, no appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

Subsequent Events

As a result of the July 1, 2004 agreement between FoneFriend and InfiniCom, two of FoneFriend's directors were replaced with three directors determined by InfiniCom. Jackelyn Giroux resigned as President, CEO and a director, and Virginia Perfili resigned as a director. James A. Trodden, Joseph Weaver, and Robin Glanzl were elected to FoneFriend's board by its remaining board members Dennis Johnston and Gary Rasmussen. Ms. Glanzl was also appointed as Interim President of FoneFriend to serve until the next annual meeting of stockholders or until her successor is duly elected and qualified.

James A. Trodden, Esq. Age (69), director. Mr. Trodden has practiced law for over forty years. During his career, Mr. Trodden has represented national and international corporate clients. Over the past five years, Mr. Trodden has been engaged in representing clients before the Securities and Exchange Commission, the National Association of Securities Dealers and other federal and state agencies.

Joseph Weaver, Age (52), Mr. Weaver is a telecommunication and technology executive with sales, marketing, and 27 years of management experience; a problem-solver, leader, and motivator with a history of outstanding performance.

Product & technology expertise includes hardware & software tools, platforms, application solutions, and networks. Skill sets include financial and process optimization, strategic planning, business development, alliances, contracts, and operations. Additional experience includes management consulting, development of advanced network products and services, and implementation of multi-tiered domestic and international sales and distribution channels in numerous industries.

Mr. Weaver has worked for leading edge companies such as the Microelectronics and Computer Technology Corporation, a research consortium, Bell Laboratories and AT&T, as well as held senior management positions in a number of telecommunications companies over the past 10 years. He has provided management consulting for companies entering new markets in the U.S., C.I.S., China, Hong Kong, Taiwan, Philippines, Central and South America and Europe. In addition, he has provided consulting services to Fortune100 Companies that include IBM, and Phillip Morris.

Mr. Weaver has extensive international business experience having spent 10 years in Hong Kong as Managing Director of a 60-year-old international company where he was responsible for reengineering the Company's strategic direction resulting in a revenue increase from $200 million to $1.25 billion in less than 3 years. In this position Weaver directly managed the activities of 1,152 employees and four international business offices.

Mr. Weaver's background includes significant experience in technologies including; telephony (IP, ATM, wireless protocols as well as legacy networks), billing, network design, network management, enterprise applications, business process reengineering, object-oriented software, database technology, client-server networks, computer graphics, and video.

Mr. Weaver has authored Business Plans, Pro Forma(s), Private Placement Memorandum(s), and Marketing and Sales Plans that have raised over $152 million from private and institutional investors during the past 51/2 years.

Over the past seven years Mr. Weaver has served as an analyst to a number of telecommunication companies, as well as to technology and venture funds in the United States, South America, Russia and the Pacific Rim.

Mr. Weaver holds BS/Business and BA/English degrees.

Robin Glanzl, Age (62), Ms. Robin Glanzl received her Bachelor of Arts degree and her Juris Doctor degree from the University of Southern California.  In her early years as an attorney she was affiliated with the United States Department of State through the Federal Trade Commission where she investigated and prosecuted alleged violations of the federal anti-trust laws throughout the country, covering unfair competition, predatory pricing practices, false advertising and franchising.  She helped to develop the first  federal standards for broadcast advertising.

During the last twenty-five years of her legal career she has engaged primarily in corporate development and transactional law in a broad range of matters such as mergers, acquisitions, securities, international oil and gas engineering and leases, franchise development, the entertainment industry covering film, television and record projects as well as  labor union dispute resolution. She wrote procedure manuals on copyright and trademark law and held seminars for senior management  and major private developers in the franchise industry.  She helped to take a national franchise company to significant international status.

She has worked with large, multinational corporations such as Fluor Corporation, Carnation Company, Burger King, Inc., ABC Television, Inc, and Capitol Industries (Records), Inc as well as regional and private local corporations. Whether as general counsel, assistant general counsel or corporate counsel Mrs. Glanzl worked closely with top management in helping operations, sales and marketing departments to plan meaningful goals within the framework of applicable statutes and regulations. She has been recognized for making  significant contributions in evaluating or reconciling the reliability and consistency between financial records and operational reports and other data when companies she worked with contemplated buying out or associating with other businesses or companies. Mrs. Glanzl taught anti-trust and contract and business law at USC's School of Business, Whittier College School of Law and Woodbury University.

She has served on the board of several small companies as secretary and kept the corporate minutes books.  She has also done the regulatory work and corporate bookkeeping for large domestic and international companies.  During the last fourteen years she has worked significantly in the telephony industry assisting in the purchase, development and reshaping of troubled companies, especially in the areas of report and document reconciliation and evaluation as well as operationally in the initial post acquisition periods.

Mrs. Glanzl serves on the board of two charities in the greater Los Angeles area dealing with battered women and medical research and treatment.  She has long been involved in a national charity combating child abuse. She has been an arbitrator with the American Arbitration Association and is certified in fee mediation dispute by the California State Bar.  She is certified to practice law before the United States Supreme Court, the federal courts and California state courts.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of the registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(a) forms they file. The Company is unaware of any persons who failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a)

Conflicts of Interest

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as most of the officers and directors are engaged in other business activities, management anticipates it will devote substantially less than full time to the Company's affairs. There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Audit Committee

We do not have an Audit Committee, our board of directors during 2003, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that in the past we had minimal operational activities and a limited staff.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

EMPLOYMENT AGREEMENTS WITH KEY PERSONS

We entered into a formal written Employment Agreement with Jackelyn Giroux, our President, dated November 20, 2002, as amended by an Amendment to Employment Agreement dated November 22, 2003 (together being the "Employment Agreement"), which provided for, among other employment benefits, an annual salary of $90,000 with an accrued amount aggregating $82,500 paid in installments over twelve months with 10% interest, the right to purchase 2.8 million shares of common stock at a price of $.001 per share, and an anti-dilution clause to maintain Ms. Giroux's ownership interest in the Company at 21.2% of the issued and outstanding shares of common stock. The shares have been purchased under the Employment Agreement by Ms. Giroux. However, payment of both current and accrued salary amounts have been suspended and continue to accrue due to a lack of revenues, and may be reinstated in the future. In addition, Ms. Giroux's Employment Agreement granted her an option to purchase 350,000 shares of our common stock at a price of $.01 per share. This option is vested but has not been exercised as of the date of this filing. On July 1, 2004, the employment relationship with Ms. Giroux ended with her resignation. The Company remains obligated for payment of her accrued salary due and owing under her agreement.

We entered into a formal written Consulting Services Agreement with Gary Rasmussen, then our Senior Business Consultant and now also our Chairman, dated November 20, 2002, as amended by an Amendment to Consulting Services Agreement dated November 22, 2003 (together being the "Consulting Services Agreement"), which provided for, among other benefits, an annual salary of $120,000 (increasing to $180,000 under certain conditions) with an accrued amount aggregating $86,000 paid in installments over twelve months with 10% interest, the right to purchase 4.5 million shares of common stock at a price of $.001 per share, and an anti-dilution clause to maintain Mr. Rasmussen's ownership interest in the Company at 25% of the issued and outstanding shares of common stock. Although we understand that Mr. Rasmussen intends to waive his anti-dilution provision as it relates to the issuance of shares as the result of the InfiniCom transaction, which would result in the issuance of approximately 28,928,571 additional shares to Mr. Rasmussen the waiver of this provision has not been formally documented. The shares have been purchased under the Consulting Services Agreement by Mr. Rasmussen. However, payment of both current and accrued consulting fees have been suspended and continue to accrue due to a lack of revenues, and may be reinstated in the future. In addition, Mr. Rasmussen's consulting agreement granted him an option to purchase 350,000 shares of our common stock at a price of $.10 per share; provided, however, that the amount of shares and terms of such option shall not be less favorable than any other grantee of options. Accordingly, the exercise price was adjusted to $.01 per share in order to match the exercise price granted the Company's President. This option is vested but has not been exercised as of the date of this filing.

We entered into a formal written Consultancy Agreement with Edward N. Jones, our Chief Financial Officer, dated November 15, 2002, as amended by an Amendment to Consultancy Agreement dated November 16, 2003, and as amended by a Second Amendment to Consultancy Agreement dated March 1, 2004 (together being the "Consultancy Agreement"), which provide for, among other consulting benefits, payment in the amount of 85,000 shares over the term of the Consulting Agreement, which commenced on November 20, 2002, and ends on June 30, 2004. These shares have been delivered to Mr. Jones. Mr. Jones has sold some of these shares in the open market.

PROMOTERS.

In January 2004, we engaged the firm of RR Inv Holdings, Inc. for investor relations and public relations services for our Company. As consideration for their services, we agreed to issue RR Inv Holdings, Inc. 900,000 shares of our common stock.

On May 4, 2004, we terminated our agreement with RR Inv Holdings, Inc. due to their lack of performance. Accordingly, we instructed the escrow agent to return all shares held in the name of RR Inv Holdings. We received 500,000 shares from the escrow agent. We then instructed our transfer agent to cancel the returned certificates and place a "stop transfer" order on the remaining 400,000 shares. Our transfer agent has since received the remaining shares and has effected their cancellation.

On May 17, 2004, we engaged Equity Market Information Systems, Inc. (EMIS) for investor relations and public relations services for our Company. Our engagement with them provides that they will profile our Company to broker dealers and the investment community via press releases, production of promotional materials, publication of corporate information on web sites and emails, telephone conference calls, internet news dissemination and other media forms. We have paid EMIS $35,000 in cash and have agreed to issue them 500,000 shares of registered common stock, of which 250,000 shares were issued in June, 2004, and 250,000 shares are to be issued in July, 2004. Additionally, EMIS was granted an option to acquire an additional 150,000 shares of our registered common stock at prices substantially above our current market price. A further condition of the Agreement prohibits EMIS from acquiring or trading in any additional shares of FoneFriend for the 3 month term of their agreement.

LIMITATIONS ON DIRECTOR AND OFFICER LIABILITY; POSITION OF THE COMMISSION ON INDEMNIFICATION

Section 145 of the Delaware General Corporation Law ("DGCL") provides that a corporation may indemnify such person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director, officer, employee or agent of the corporation or is or was serving at its request in such capacity in another corporation or business association, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

As permitted by Section 145 of the DGCL, the Company's Bylaws provide that, to the fullest extent permitted by the DGCL, directors, officers and certain other persons who are made, or are threatened to be made, parties to, or are involved in, any action, suit or proceeding will be indemnified by the company with respect thereto. Article V of the Company's Bylaws provides for the indemnification of officers, directors, employees and agents of the corporation if such person acted in good faith and in a manner reasonably believed to be in and not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding the indemnified party had no reason to believe his conduct was unlawful.

Section 102(b)(7) of the DGCL permits a corporation to provide in its Certificate of Incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, expect for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

As permitted by Section 102(b)(7) of the DGCL, our Amended and Restated Certificate of Incorporation includes a provision that limits a director's personal liability to the company or its stockholders for monetary damages for breaches of his or her fiduciary duty as a director. Article IX of the Company's Amended and Restated Certificate of Incorporation provides that no director or the company shall be personally liable to the company or its stockholders for monetary damages for breach of fiduciary duty to the fullest extent permitted by DGLC.

On February 25, 2004, we entered into an Investment Agreement with Dutchess Private Equities Fund, L.P., in which we agreed to defend, protect, indemnify and hold harmless Dutchess' officers, directors, employees, counsel, and direct or indirect investors, agents or other representatives, from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and reasonable expenses including reasonable attorneys' fees and disbursements incurred by Dutchess as a result of, or arising out of, or relating to (i) any misrepresentation or breach of any representation or warranty made by us or any other certificate, instrument or document; (II) any breach of any of our covenants, agreements or obligations or (III) any cause of action, suite or claim brought or made against Dutchess by a third party, except insofar as any such misrepresentation, breach or any untrue statement, alleged untrue statement, omission or alleged omission is made in reliance upon and in conformity with information furnished to Dutchess which is specifically intended for use in the preparation of any such registration statement, preliminary filing, filing or amends to the filing.

On February 25, 2004, we entered into a Registration Rights Agreement with Dutchess, in which we agreed to indemnify, hold harmless and defend Dutchess and its officers, partners, employees, counsel, agents and representatives against any losses, claims, damages, liabilities, judgments, fines, penalties, charges, costs, attorneys' fees, amounts paid in settlement or expenses, joint or several, incurred in investigating, preparing or defending any action, claim, suit, inquiry, proceeding, investigation or appeal taken from the foregoing by or before any court or governmental, administrative or other regulatory agency, body or the SEC, whether pending or threatened, whether or not Dutchess is or may be a party thereto, to which any of them may become subject insofar as such claims or actions or proceedings, whether commenced or threatened, arise out of or are based upon: (I) any untrue statement or alleged untrue statement of a material fact in a registration statement or any post-effective amendment thereto or in any filing made in connection with the qualification of the offering under the securities or other "blue sky" laws of any jurisdiction in which Dutchess has requested in writing that we register or qualify the common stock, or the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which the statements therein were made, not misleading, (II) any untrue statement or alleged untrue statement of a material fact contained in the final filing or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in light of the circumstances under which the statements therein were made, not misleading, or (III) any violation or alleged violation by us of the Securities Act, the Securities Exchange Act, or any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the common stock pursuant to a registration statement. The indemnification agreements (I) shall not apply to a claim arising out of or based upon a violation which is due to the inclusion in the registration of the information furnished to us by Dutchess expressly for use in connection with the preparation of the registration or any such amendment thereof or supplement thereto; (II) shall not be available to the extent such claim is based on (A) a failure of Dutchess to deliver or to cause to be delivered the filing made available by us or (B) Dutchess' use of an incorrect filing despite being promptly advised in advance by us in writing not to use such incorrect filing; (III) any claims based on the manner of sale of the common stock by Dutchess or of Durchess' failure to register as a dealer under applicable securities; (IV) any omission of Dutchess to notify us of any material fact that should be stated in the registration statement or filing relating to Dutchess or the manner of sale; and (V) any amounts paid in settlement of any claim if such settlement is effected without the prior written consent, which consent shall not be unreasonably withheld.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to director, officers or persons controlling us under the foregoing provisions, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act, and is unenforceable for that reason.

ITEM 10- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation.

The Summary Compensation Table and the accompanying notes set forth below provide summary information for each of the last three fiscal years ended March 31st, concerning cash and non-cash compensation earned, paid or accrued by our Chief Executive Officer and each of our most highly compensated executive officers or consultants whose total compensation exceeded $100,000. Information for our fiscal year ended March 31, 2004, is provided through March 31, 2004.

Summary Compensation Table

		Annual Compensation			Awards		Payout
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP Payouts (S)	Other ($)
Jackelyn GirouxPresident-CEO (1)	2004	90,000	0	0	0	0	0	0
	2003	32,500	0	0	0	350,000	0	0
	2002	0	0	0	0	0	0	0
Gary A. Rasmussen Chairman and Consultant	2004	120,000	0	0	0	0	0	0
	2003	43,333	0	0	0	350,000	0	0
	2002	0	0	0	0	0	0	0
Brandon Powell Exec. Vice President	2004	0	0	0	0	0	0	0
	2003	115,606	0	0	0	0	0	0
	2002	184,969	0	0	0	0	0	0

1. Ms. Giroux's annual base salary is $90,000 and is payable to Global Universal Limited, a corporation owned and controlled by her. Fiscal year 2004 reflects salary earned for the period April 1, 2003 through March 31, 2004, of which $11,382 was paid in cash and the balance was accrued. Fiscal year 2003 reflects salary earned for the period November 20, 2002 (commencement of her employment) through March 31, 2003, of which $17,500 was paid in cash and the balance was accrued. Prior to November 20, 2002, Ms. Giroux served as the President of our predecessor company, FoneFriend, Inc., a Nevada corporation, where she received an additional $59,000 for the period April 1, 2002 through November 19, 2002. Ms. Giroux's employment agreement with the Company granted her an option to acquire 350,000 shares of the Company's common stock at a price of $.01 per share. Additionally, her agreement provides for an auto allowance, health insurance and other perks, as well as bonus compensation in the amount of one percent (1.0%) of net revenues realized by the Company. No perks or bonus compensation has been paid to date.

2. Mr. Rasmussen's annual base compensation as our consultant is presently $120,000 and will increase to $180,000 upon the Company's receipt of minimum financing in the amount of $1 Million. Fiscal year 2004 reflects consulting fees earned for the period April 1, 2003 through March 31, 2004, of which $41,000 was paid in cash and the balance was accrued. Fiscal year 2003 reflects consulting fees earned for the period November 20, 2002 through March 31, 2003, of which $8,000 was paid in cash and the balance was accrued. Prior to November 20, 2002, Mr. Rasmussen served as a consultant to our predecessor company, FoneFriend, Inc., a Nevada corporation, where he received an additional $29,142 for the period April 1, 2002 through November 19, 2002. Mr. Rasmussen's consulting agreement with the Company granted him option to acquire a minimum of 350,000 shares of the Company's common stock at a price of $.10 per share; provided, however, that the amount and terms of such option shall be no less favorable than granted to any other person by the Company. Accordingly, the exercise price of his option has been adjusted to $.01, in order to match the exercise price granted the Company's President. Additionally, his agreement provides for an auto allowance, health insurance and other perks, as well as bonus compensation in the amount of one and one-half percent (1.5%) of any private financing received by the Company and one percent (1.0%) of revenues realized. No perks or bonus compensation has been paid to date and Mr. Rasmussen has not yet received any compensation for his role as our Chairman.

3. Mr. Powell's salary for fiscal year 2002 is based upon information reported in Universal Broadband Network's annual report on Form 10-K for the year ended March 31, 2002. His salary for fiscal year 2003 is estimated and reflects the period April 1, 2002 through November 15, 2002, when Mr. Powell resigned. Mr. Powell was the sole executive officer during the bankruptcy.

SUMMARY COMPENSATION TABLE OF DIRECTORS

(to March 31, 2004)

Name	Year	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/Other Fees ($)	Number of Option Shares Exercised	Securities Underlying Options/SARs (#)
Gary Rasmussen,	2001	0	0	0	0	0
Director	2002	0	0	0	0	0
	2003	0	0	0	0	0
Jackelyn Giroux	2001	0	0	0	0	0
Director	2002	0	0	0	0	0
	2003	0	0	0	0	0
Virginia Perfili,	2001	0	0	0	0	0
Director	2002	0	0	0	0	0
	2003	$500	0	0	0	0
Dennis H. Johnston	2001	0	0	0	0	0
Director	2002	0	0	0	0	0
	2003	0	0	0	0	0

Our policy is that directors are entitled to be compensated at the rate of $500 per meeting. Only one director, Virginia Perfili, has received any such compensation to date, because of our cash position. However, we intend to pay all of our directors at this rate in the future when cash flow permits us to do so. In addition to the aforementioned compensation, Ms. Perfili, who worked as a contract employee during 2002, was granted 100,000 award shares pursuant to the Company's 2002 Stock Plan in January 2003 for her services. It is intended that Ms. Perfili will receive additional shares of common stock for her services as director and for her services as a contract employee. Dennis H. Johnston, Esq., our Corporate Secretary and Director, was granted options to purchase 300,000 shares of common stock at a purchase price of $.10 cents per share on May 20, 2003 for his service.

OPTIONS AND AWARD SHARES

We have a 2002 Non-Employee, Director and Consultant Retainer Stock Plan and Employee Stock Incentive Plan (the "Plan"), which is more fully discussed below. The Plan was adopted to award shares and options to Non-Employees, Directors, Consultants and Employees for their service and to provide them with an equity stake in our Company.

Option Grants

Stock Option

On December 6, 2002, The Board of Directors of the Company adopted the -2002 Non-employee Director and Consultant Retainer Stock Plan and Employee Stock Incentive Plan. The Plan provides for the granting of incentive stock options, in accordance with the terms and provisions thereof, by the Board to Selected Persons (as that term is defined under the Plan) who are expected to make significant and extraordinary contributions to the long-term performance and growth of the Company.

Pursuant to the Corporate Stock Option Plan, the Company granted 350,000 options each to two key employees and 300,000 options to another key employee during the year ended March 31, 2003. The Options have an expiry that is 5-1/2 years from the grant date.

Following is a summary of the stock option activity:

Outstanding at March 31, 2002
Granted	1,000,000
Forfeited	-
Exercised	-
Outstanding at March 31, 2003	1,000,000

Granted	500,000
Forfeited	-
Exercised	(500,000)
Outstanding at March 31, 2004	1,000,000

Following is a summary of the status of options outstanding at March 31, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01	700,000	5-1/2	$ 0.01	700,000	$ 0.01
$0.10	300,000	5-1/2	$ 0.10	300,000	$ 0.10

Stock-based compensations recognized during the year ending March 31, 2004 and for the 11 month period ending March 2003 were $ 27,000 and $ 0, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

2004
Risk-free interest rate	3.25%
Expected life of the options	5 years
Expected volatility	879%
Expected dividend yield	0

Warrants

The company issued warrants during the year ending March 31, 2004.

Following is a summary of the warrant activity:

Outstanding at March 31, 2003	-
Granted	200,000
Forfeited	-
Exercised	-
Outstanding at March 31, 2004	200,000

Following is a summary of the status of warrants outstanding at March 31, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.20	200,000	1	$0.20	200,000	$0.20

Stock-based compensations recognized during the year ending March 31, 2004 and for the 11 month period ending March 2003 were $ 36,800 and $ 0, respectively.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

2004
Risk-free interest rate	5.00%
Expected life of the options	1 years
Expected volatility	100%
Expected dividend yield	0

The Company did not issued any warrants in the 11 month period ended March 31, 2003.

To date, Mr. Perfili was awarded 100,000 shares in 2003, and Ms. Giroux, Mr. Rasmussen and Mr. Johnston were awarded options to purchase 350,000, 350,000 and 300,000 shares of common stock, respectively, in 2003. The options awarded to Ms. Giroux and Mr. Rasmussen have fully vested, while half of the options awarded to Mr. Johnston have vested.

In July, 2003, we issued an option to a consultant to acquire 200,000 shares at $.20 (current market). The option was exercised in August. In September, 2003, we issued an option to a consultant to acquire 200,000 shares at $.15 (current market). This option was exercised in October. In October, 2003, we issued an option to a consultant to acquire 100,000 shares at $.15 (current market). This option was exercised.

In January, 2004, we gave 15,000 shares of registered common stock to Edward Jones, our CFO, as consideration for the renewal of his agreement to serve as CFO through February 29, 2004. His original agreement had expired November 15, 2003. Just recently, on March 1, 2004, we entered into an amended agreement to give Ed Jones an additional 20,000 shares of registered common stock to renew his contract until June 30, 2004.

The Compensation Committee of the Board of Directors issues award stock and stock options, as the case may be, to employees, directors, officers, consultants, advisors and other persons associated with our company. The 2002 plan is intended to provide a method whereby our company may be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our company and all of its shareholders.

As of the date of this Report, a total of 1,095,000 shares of common stock and 1,500,000 options have been issued pursuant to our 2002 Plan. Of this amount 65,000 shares of common stock and 1,000,000 options were issued to our management.

Subsequent to year end, on April 8, 2004, the Company filed a new -2004 Non-Qualified Stock Compensation Plan', pursuant to which it registered 4,000,000 shares of common stock and 2,000,000 options to purchase shares of common stock. These shares and options may be granted to qualified employees, directors, officers, consultants, advisors and other persons associated with the Company. As of the date of this filing, the Board has issued 725,000 shares to three consultants, 300,000 shares to a director and 50,000 shares to an officer under the terms of the 2004 Plan.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, to our knowledge, certain information regarding the beneficial ownership of the common stock, and the address of such beneficial owner, as of March 31, 2004, for (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of the Company's officers, directors and consultants, and (iii) all of the Company's executive officers, directors, consultants and Principal Stockholders as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. The number of common shares owned includes shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of the date of this filing. For each beneficial owner, officer, director or consultant, his or her percentage of shares outstanding is based upon 19,008,444 shares outstanding as of March 31, 2004, plus 865,000 additional shares that such beneficial owners have the right to acquire within 60 days of the date of this Report (i.e., a total of 19,873,444).

SHAREHOLDER NAME AND ADDRESS	RELATIONSHIP TO COMPANY	SHARES OWNED	PERCENTAGE OF SHARES OUTSTANDING
Jackelyn Giroux	President and	3,297,900	16.18%
14545 Friar St, #103	Director	(1)
Van Nuys, CA 91411

Gary Rasmussen	Chairman and	4,808,225	23.59%
14545 Friar St, #103	Senior Business	(2)
Van Nuys, CA 91411	Consultant

Dennis Johnston	Secretary and	478,140	2.36%
2895 Woodwardia Dr	Director	(3)
Los Angeles, CA 90077

Edward N. Jones	Chief Financial	75,500	0.35%
13331 Moorpark St, #346	Officer	(4)
Sherman Oaks, CA 91423

Virginia Perfili	Director	55,000	0.27%
14545 Friar St, #103		(5)
Van Nuys, CA 91411

Francois Van Der Hoeven	Former Officer	1,800,000	8.83%
1404 Eastview Ct.	and Director	(6)
Oceanside, CA 92056

Officers, directors,	(5 persons)	8,714,765	42.75%
and consultants
as a group

Officers, directors	(6 persons)	10,514,765	51.58%
and all beneficial
owners, as a group

  Amount consists of (a) 2,700,000 shares owned directly by Ms. Giroux, (b) options to purchase up to 350,000 shares of common stock on or before May 20, 2008 at an exercise price of $0.01 per share, and (c) 247,900 shares held in the name of Global Universal Limited, Inc., a corporation controlled by Ms. Giroux as its President and majority shareholder.

  Amount consists of (a) 4,267,500 shares owned directly by Mr. Rasmussen, (b) options to purchase up to 350,000 shares of common stock on or before May 20, 2008 at an exercise price of $0.01 per share, (c) 105,000 shares owned by Mr. Rasmussen as custodian for the benefit of his minor children under the Michigan Uniform Gift to Minors Act, (d) 85,725 shares of the 428,625 shares owned by Rochester Capital Partners, a limited partnership, of which Mr. Rasmussen is the general partner and a beneficial owner of 20% of its equity. Although he has sole dispositive power as general partner, Mr. Rasmussen disclaims any beneficial ownership in the remaining 80% equity of the partnership, representing 342,900 shares owned by Rochester Capital Partners, as such equity and corresponding shares are beneficially owned by Mr. Rasmussen's minor children and former spouse. Additionally, the amount does not include 75,000 shares of common stock owned by an irrevocable children's trust for the benefit of Mr. Rasmussen's minor children for which he is not the trustee.

Although we understand that Mr. Rasmussen intends to waive his anti-dilution provision as it relates to the issuance of shares as the result of the InfiniCom transaction, which would result in the issuance of approximately 28,928,571 additional shares of restricted common stock to Mr. Rasmussen, the waiver of this provision has not been formally documented.

  Amount consists of 328,140 shares owned directly by Mr. Johnston, plus 150,000 shares that may be acquired by him through the exercise of stock options within sixty days from the date of this filing. In connection with his employment as Secretary, Mr. Johnston was granted a stock option, which vests pro-ratably over a 3-year period, to purchase up to 300,000 shares of common stock on or before May 20, 2006, at an exercise price of $0.10 per share.

  Amount consists of 75,500 shares owned directly by Mr. Jones, which were given to him in connection with his employment as our Chief Financial Officer.

  Amount consists of 55,000 shares owned directly by Ms. Perfili.

  Amount consists of 1,800,000 shares owned directly by Mr. Van Der Hoeven. The Company has placed a stop-transfer order on 1,300,000 of these common shares due to Mr. Van Der Hoeven's voluntary departure from the Company in mid-February, 2003. He was granted the right to acquire these shares in consideration for a 3-year employment agreement, of which he served less than 3 months. He resigned as a director on July 30, 2003.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the calendar year of 2003, Jackelyn Giroux, the Company's President, along with a member of her family, and Gary Rasmussen, then a consultant to the Company, made several short term loans of various amounts to the Company to cover its operating expenses. The aggregate amount of such loans from each individual did not total over $60,000, and were repaid to these individuals without interest in December, 2003. The effects of the imputed interest on the shareholders loans were immaterial.

On July 1, 2004 we completed a transaction with InfiniCom wherein we issued 96,428,571 shares of our restricted common stock. In addition, on July 8, 2004 we issued an additional 19,285,714 shares of our restricted common stock to InfiniCom, which represents, as of this filing approximately 83.35% or the Company's issued and outstanding shares. InfiniCom is 100% owned by Sean McCann. Concurrent with the transaction with InfiniCom, the Company executed a Services and Marketing Agreement and a Network Carrier Agreement creating an outsourcing relationship between the Company and InfiniCom wherein InfiniCom is operating our day to day operations.

Additionally, as a result of the agreements with InfiniCom, we moved our offices to offices supplied by InfiniCom at not additional costs to the Company.

We entered into a formal written employment agreement (See section entitled EMPLOYMENT AGREEMENTS WITH KEY PERSONS) with Jackelyn Giroux, our President, prior to termination, which employment was terminated on July 1, 2004. Until the termination of the employment, Ms. Girous was entitled to an anti-dilution clause to maintain Ms. Giroux's ownership interest in the Company at 21.2%.

We entered into a formal written employment agreement (See section entitled EMPLOYMENT AGREEMENTS WITH KEY PERSONS) with Gary Rasmussen, our Chief Executive Officer, which employment agreement includes an anti-dilution clause to maintain Mr. Rasmussen's ownership interest in the Company at 25%. Although we understand that Mr. Rasmussen intends to waive his anti-dilution provision as it relates to the issuance of shares as the result of the InfiniCom transaction, which would result in the issuance of approximately 28,928,571 additional shares of restricted common stock to Mr. Rasmussen, the waiver of this provision has not been formally documented.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this annual report.

Exhibit No.	Description
10.24	Asset Purchase Agreement with YAP International
31.1	Section 302 Certification (CEO)
31.2	Section 302 Certification (CFO)
32.1	Section 906 Certification (CEO)
32.2	Section 906 Certification (CFO)

(b) Reports on Form 8-K

The Company filed reports on Form 8Ks in 2003 as follows:

8K filed April 9, 2003

8K filed February 27, 2004

8K filed March 26, 2004

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Kabani & Company, Inc. ("Kabani") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Kabani's independence.

Audit Fees. Henry Schiffer ("Schiffer") billed for the following professional services:

A $22,500 retainer (paid in December 2001) for the audit of the annual financial statement of the Company for the fiscal years ended April 30, 2002 and March 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended June 30, 2003, September 30, 2003, and December 31, 2003.

Kabani & Company, Inc. ("Kabani") billed the Company for the following professional services:

A $10,000 retainer, subject to a maximum fee of $20,000, for the audit of the annual financial statement of the Company for the fiscal year ended March 31, 2004, and review of the annual report on Form 10-KSB for the fiscal year ended March 31, 2004. We are waiting for an invoice.

Audit Related Fees. Schiffer's retainer included the review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended June 30, 2003, September 30, 2003, and December 31, 2003.

All Other Fees. There were no tax fees or other fees in 2001, 2002 or 2003 charged by any Auditing or other accounting firm.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

The auditors' full time employees performed all audit work.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Filer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FoneFriend, Inc.

Date: July 14, 2004	By:/s/ Robin Glanzl
Robin Glanzl, President
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Filer and in the capacities and on the dates indicated.

/s/ Robin Glanzl	July 14, 2004
Robin Glanzl, President and Director

/s/ Dennis Johnston	July 14, 2004
Dennis Johnston
Secretary, Director

/s/ Edward N. Jones	July 14, 2004
Edward N. Jones
Chief Financial Officer

/s/ Gary Rasmussen	July 14, 2004
Gary Rasmussen
Chairman and Director

/s/ James A. Trodden	July 14, 2004
James A. Trodden
Director

/s/ Joseph Weaver	July 14, 2004
Joseph Weaver
Director

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT	F-1

BALANCE SHEET as of March 31, 2004	F-2

STATEMENTS OF OPERATIONS for fiscal years ended March 31, 2004 and 2003 and from Inception through March 31, 2004	F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY from Inception through March 31, 2004	F-4 to F-5

STATEMENTS OF CASH FLOWS for fiscal years ended March 31, 2004 and 2003 and from Inception through March 31, 2004	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

FoneFriend, Inc.

We have audited the accompanying balance sheet of FoneFriend, Inc. (the "Company") as of March 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FoneFriend, Inc. as of March 31, 2004 and the results of its operations and its cash flows for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.

Fountain Valley, California

July 7, 2004

FONEFRIEND. INC.

(A Development Stage Company)

BALANCE SHEET

March 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 94
Inventory-equipment	6,000
Total current assets	6,094

PROPERTY AND EQUIPMENT, net	12,125

OTHER ASSETS
Technology rights, FoneFriend license net of amortization	262,887
Deposits	4,561
$ 285,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$ 364,204
Loans from others	105,000
Note from officer	15,000
Loan from officer	21,178
Total current liabilities	505,382

Long Term Notes	25,000
Total Liabilities	530,382

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 200,000,000 shares authorized; 17,758,444 shares issued and outstanding	17,758
Additional paid-in capital	6,428,604
Prepaid Consulting Expenses	(776,050)
Accumulated deficit	(5,915,028)
Total stockholders' deficit	(244,716)
$ 285,666

The accompanying notes are an integral part of these financial statements.

FONEFRIEND CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEAR ENDED MARCH 31, 2004 AND 11 MONTH PERIOD ENDED MARCH 31, 2003

AND THE PERIOD FROM APRIL 24, 2001 (INCEPTION) TO MARCH 31, 2004

	Year ended March 31, 2004	11- month period ended March 31, 2003	Cumulative from inception (April 24, 2001) to March 31, 2004

Net revenues	$ -	$ -	$ -

Operating expenses:
General and administrative	206,588	416,134	1,133,922
Impairment of investment	150,000	-	150,000
Impairment of intangible assets	694,862	865,108	1,559,969
Consulting expenses	1,816,196	323,422	2,513,706
	2,867,646	1,604,664	5,357,597

Operating loss	(2,867,646)	(1,604,664)	(5,357,597)

Non-operating income (expense):
Interest expense	9,705	-	9,705
Litigation settlement	81,940	-	81,940
Total non-operating expense	(91,645)	-	(91,645)

Loss before income tax	(2,959,291)	(1,604,664)	(5,449,242)

Provision for income taxes	800	800	1,600

Net Loss	(2,960,091)	(1,605,464)	(5,450,842)

Dividend paid to preferred shareholders	464,186	-	464,186

Net loss applicable to common shareholders	$ (3,424,277)	$ (1,605,464)	$ (5,915,028)

Basic and diluted weighted average number of common stock outstanding *	10,825,173	8,471,000

Basic & diluted loss per share for dividends for preferred stock	$ 0.04	$ 0.00

Basic and diluted net loss per share for common stock	$ (0.32)	$ (0.19)

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

FONEFRIEND, INC.

STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

FOR THE PERIOD APRIL 24, 2001 (INCEPTION) TO MARCH 31, 2004

	Preferred shares No. shares Par Value		Common shares No. shares Par Value		Additional Paid - In Capital	Unamortized prepaid consulting fees	Accumulated Deficit	Total Stockholders' Equity (deficit)

Balance at July 1, 2002		$ -	8,956,361	$ 8,956	$ 3,069,182	$ -	$ (1,036,686)	$ 2,041,452
								-
Loss from operations							(211,316)	(211,316)

Common Shares issued on 9/30/2002			85,500	86	427,415			427,501
Balance at September 30, 2002			9,041,861	9,042	3,496,597		(1,248,002)	2,257,637

Loss from Operations							(118,281)	(118,281)

Common Shares cancelled			(300,000)	(300)				(300)

Common shares issued on 11/21/2002			58,139	58	29,942			30,000
Total common shareholders'
equity pre-merger, 11/21/2002			8,800,000	8,800	3,526,539		(1,366,283)	2,169,056

Merger of FoneFriend, Inc. (Nevada Corporation) on November 21, 2002 with and into FoneFriend, Inc. (Delaware Corp.):

Exchange of Nevada shares for Delaware shares			2,200,000	2,200

Issued new Delaware shares to management consultants and Liquidating Trust for Creditors			5,446,000	5,446	1,154

Shares issued for consulting			825,000	825	213,675			214,500

Loss from operations from 11/21/2002 to 3/31/2003							(1,124,468)	(1,124,468)
Balance at March 31, 2003	820,361	820	8,471,000	8,471	3,741,368		(2,490,751)	1,259,088

The accompanying notes are an integral part of these financial statements.

FONEFRIEND, INC.

STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

FOR THE PERIOD APRIL 24, 2001 (INCEPTION) TO MARCH 31, 2004

(Continued)

	Preferred shares No. shares Par Value		Common shares No. shares Par Value		Additional Paid - In Capital	Unamortized prepaid consulting fees	Accumulated Deficit	Total Stockholders' Equity (deficit)
Preferred Shares Cancelled	(6,000)	(6)			6			-

Shares issued for consulting & prepaid consulting			6,225,000	6,225	2,170,064	(776,050)		1,400,239

Shares issued for legal settlement			60,000	60	41,940			42,000

Conversion of preferred stock to common stock	(814,361)	(814)	814,361	814				-

Shares issued for dividend to preferred shareholders			2,443,083	2,443	461,743			464,186

Shares issued for legal fees			17,500	17	13,483			13,500

Shares cancelled			(272,500)	(272)	-			(272)

Loss for the year ending March 31, 2004							(3,424,277)	(3,424,277)

Balance at March 31, 2004	-	$ -	17,758,444	$ 17,758	$ 6,428,604	$ (776,050)	$ (5,915,028)	$ (245,536)

The accompanying notes are an integral part of these financial statements.

FONEFRIEND, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEAR ENDED MARCH 31, 2004 AND 11 MONTH PERIOD ENDED MARCH 31, 2003

AND THE PERIOD FROM APRIL 24, 2001 (INCEPTION) TO MARCH 31, 2004

	Year ended March 31, 2004	11- month period ended March 31, 2003	Cumulative from inception (April 24, 2001) to Mar. 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from development stage operation	$ (3,424,277)	$ (1,605,464)	$ (5,915,028)
Adjustments to loss from development stage operations:
Shares issued for consulting services & prepaid expense	2,176,289	671,701	5,926,128
Shares issued for legal settlement	42,000	-	42,000
Shares issued for legal fees	13,500	-	13,500
Shares issued for dividends to preferred shareholders	464,186	-	464,186
Write off of inventory	10,000	-	10,000
Capitalized development costs	-	(296,814)	(1,626,305)
Impairment of capitalized development costs	694,862	865,108	1,559,969
Impairment of investment	150,000	-	150,000
Depreciation and Amortization Expense	37,821	3,202	42,673
(Increase)/Decrease in Prepaid Consulting Expenses	(619,453)	8,903	(633,050)
Purchase of inventory equipment	-	(10,000)	(16,000)
Increase in Deposits	(4,561)	-	(4,561)
Increase in accounts payable	354,216	4,303	358,519
Stock subscriptions receivable	-	61,066	-
Other	-	15,505	(23,095)
Net adjustment to loss from development stage operations	3,318,860	1,322,974	6,263,964
Net cash provided (used) by development stage operations	(105,417)	(282,490)	348,936

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment, net of depreciation	-	(6,812)	(15,840)
Purchase of technology license from FoneFriend System, Inc.	-	-	(300,000)
Addition to investment - Stock of FoneFriend System	-	-	(150,000)
Payment to universal broadband	-	-	(50,000)

Net cash used in investing activities	-	(6,812)	(515,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	105,300	80,693	186,188
Loans paid during the year	(20,010)	-	(20,010)
Issuance of preferred stock for cash	-	820	820
Net cash provided by financing activities	85,290	81,513	166,998

Net Increase (decrease) in cash & cash equivalents	(20,127)	(207,789)	94

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	20,221	228,010	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 94	$ 20,221	$ 94

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

FoneFriend, Inc. ("FoneFriend" or the "Company") was incorporated on April 24,2001, under the laws of the State of Nevada, and on November 21, 2002, was merged with and into FoneFriend, Inc., a Delaware corporation. The Company maintains corporate offices at 8447 Wilshire Blvd., 5th Floor, Beverly Hills, California 90211. The Company's telephone number is: (323) 653-6110.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company's planned principal operations have not commenced. The primary business of the Company is to market an Internet telephony device and related services to customers worldwide, called the "FoneFriend". The underlying technology of FoneFriend has been licensed by the Company from FoneFriend Systems, Inc. and will enable the Company's subscribers to make and receive unlimited long distance telephone calls over the Internet, using only their standard residential telephone set (without the need for a computer), for a low monthly fee. Due to the small cost of transmitting calls over the Internet, the Company anticipates that it will realize significant profit margins, in excess of the traditional telecommunications industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year End

The Company's fiscal year is March 31 (after the above-described merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware). The accompanying audited financial statements are for the twelve month ended March 31, 2004 and for 11 month period ended March 31, 2003. The Company changed its fiscal year end in 2003, from April 30 to March 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventories - Equipment

Inventories - equipment are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to there market value, if lower.

Investment - Stock in FoneFriend Systems, Inc.

The Company purchased stock in FoneFriend Systems, Inc. as a long-term investment. Such investment was carried at cost. The company evaluated the value of the investment and recorded an impairment charge equal to the value of the investment (note 11).

Property & Equipment

Property and equipment, comprising of furniture and office equipment, are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of 5 years.

Capitalized Development Costs

Capitalized development costs consisted of expenditures made by the Company to improve the product and develop marketing channels for the product, and which were deemed by management to have future value to the Company. Such capitalized development costs were being amortized over their useful lives. The company evaluated the value of the Capitalized development costs and recorded an impairment charge equal to the value of the Capitalized development costs (note 11).

Technology Rights, FoneFriend License

The Company purchased a license to use the FoneFriend technology for a period of ten years from FoneFriend Systems, Inc. under a license agreement dated April 30, 2001. This license agreement allows the Company to manufacture market and utilize a proprietary technology referred to as FoneFriend.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consist of the following on March 31, 2004:

Accounts payable	$ 33,408
Accrued consulting	264,875
Accrued expenses- other	65,921
$ 364,204

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered, the service cost is fixed or determinable, the service is delivered, no other significant obligations of the Company exist and collectibility is reasonably assured. Generally, the Company will extend credit to its customers/clients and would not require collateral. The Company will perform ongoing credit evaluations of its customers/clients. The company did not earn any revenue through March 31, 2004.

Stock-Based Compensation

FAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

Income Taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Recent Pronouncements

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended March 31, 2004 as follows ($ in thousands, except per share amounts):

Net loss - as reported	$ (3,424)
Stock-Based employee compensation
expense included in reported net
income, net of tax	-

Total stock-based employee
compensation expense determined
under fair-value-based method for all
rewards, net of tax	(63)

Pro forma net loss	$ (3,487)

Earnings per share:
Basic, as reported	(0.32)
Diluted, as reported	(0.32)
Basic, pro forma	(0.32)
Diluted, pro forma	(0.32)

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Property and equipment at March 31, 2004, consists of the following:

Furniture and office equipment	$ 18,745
Accumulated depreciation	(6,620)
$ 12,125

NOTE 4 - INTANGIBLE ASSETS

Net intangible assets at March 31, 2004 were as follows:

Organizational Costs	$ 195
License	300,000
300,195
Less Accumulated amortization	(37,308)
$ 262,887

Amortization expense for the Company's current amortizable intangible assets over the next five fiscal years is estimated to be as follows:

2004	$ 27,835
2005	37,113
2006	37,113
2007	37,113
2008	37,113
Total	$ 176,287

NOTE 5 - MERGER AND CAPITAL STOCK

The merger of FoneFriend, Inc. of Nevada with and into FoneFriend, Inc. of Delaware was consummated on November 21, 2002 wherein the assets of FoneFriend, Inc. of Nevada were acquired by Universal Broadband Networks, Inc. ("UBN") in a tax-free reorganization pursuant to IRC 368 (the "Merger"). The Merger was effectuated as a "C" type reorganization whereby UBN issued stock in exchange for all of the assets FoneFriend, Inc. of Nevada, after which that corporation was dissolved. UBN was the surviving corporation and changed its name to FoneFriend, Inc. (a Delaware corporation) immediately subsequent to the Merger. Pursuant to the express terms of the Fourth Amended Plan of Reorganization, as approved by the U.S. Bankruptcy court (the "Plan"); the Merger was accomplished as follows:

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

  The Liquidating Trust was granted a conditional put option under the Plan whereby it could sell its shares back to the Company for up to $3 Million dollars, under certain circumstances, and is entitled to certain anti-dilution rights with respect to its holdings in the Company's stock.

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

NOTE 6 - NOTE PAYABLE-OFFICER

The note payable to the officer of the Company is due on demand. The note is unsecured and bears the annual interest rates of 10% on the unpaid principal balance. Interest on this note for the years ended March 31, 2004 amounted to $ 2,633.

NOTE 7 - NOTES PAYABLE

Notes payable comprised of the following:

Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005	$ 5,000
Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005	5,000
Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005	5,000
Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005	5,000
Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005	5,000
$ 25,000

Interest on these notes for the year ended March 31, 2004 was $ 2,000. The long-term notes are payable by April 1, 2005.

NOTE 8 - LOANS FROM OTHERS

Loans from others comprised of the following at March 31, 2004:

Unsecured note, interest rate 6%, interest payable on last day of each month, due on demand	$ 5,000
Unsecured note, interest rate 15%, interest payable on last day of each month, due December 2004	100,000
$ 105,000

The interest on these loans for the year ended March 31, 2004 amounted to $ 5,072

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

During the year ended March 31, 2004, the Company issued common stocks for various services to following parties:

The Company issued 6,225,000 shares of common stock for consulting services amounting $2,176,289. This amount includes $ 776,050 of unamortized consulting services to be provided over the next 12 months.

The Company issued 60,000 shares of common stock for legal settlement amounting to $ 42,000. The Company issued 814,361 shares of common stock to preferred stockholders for the conversion from preferred to common stock. This issuance is in compliance with the agreement entered to with the preferred stockholders at the time of grant of preferred shares.

The Company issued 2,443,083 shares of common stock to preferred shareholders as dividend before the conversion. These issuances have been valued at the fair market value on the date of issuance amounting to $ 464,186.

The Company issued 17,500 shares of common stock for legal fees amounting to $ 13,500.

The company cancelled 6,000 of preferred shares during the year before the conversion into common stock. The company also cancelled 272,500 shares of common stock during the year. These cancellations are result of either issuances made in error or subsequent rescinding of the contract made for providing consulting services to the Company.

The Company entered into agreement with RR Inv Holdings, Inc. and issued them 900,000 shares of common stock as part of compensation for services to be provided. The Company rescinded the agreement subsequent to the end of the fiscal year and cancelled the shares. These shares have not been included in the financial information accompanied with these notes since the shares were subsequently cancelled. However, these shares have been deducted from the total outstanding shares on the Company's balance sheet at year end.

The Company entered into agreement with The Bulletin Board Productions, LLC. and issued them 350,000 shares of common stock as part of compensation for services to be provided. The Company rescinded the agreement subsequent to the end of the fiscal year and cancelled the shares. These shares have not been included in the financial information accompanied with these notes since the shares were subsequently cancelled. However, these shares have been deducted from the total outstanding shares on the Company's balance sheet at year end.

Stock Options

On December 6, 2002, The Board of Directors of the Company adopted the -2002 Non-employee Director and Consultant Retainer Stock Plan and Employee Stock Incentive Plan'. The Plan provides for the granting of incentive stock options, in accordance with the terms and provisions thereof, by the Board to Selected Persons (as that term is defined under the Plan) who are expected to make significant and extraordinary contributions to the long-term performance and growth of the Company.

Pursuant to the Corporate Stock Option Plan, the Company granted 350,000 options to two officers and 300,000 options to another officer. The Option has an expiry that is 5 and one-half years from the grant date.

Following is a summary of the stock option activity:

Outstanding at March 31, 2002
Granted	1,000,000
Forfeited	-
Exercised	-
Outstanding at March 31, 2003	1,000,000

Granted	500,000
Forfeited	-
Exercised	(500,000)
Outstanding at March 31, 2004	1,000,000

Following is a summary of the status of options outstanding at March 31, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01	700,000	5-1/2	$ 0.01	700,000	$ 0.01
$0.10	300,000	5-1/2	$ 0.10	300,000	$ 0.10

Stock-based compensations recognized during the year ending March 31, 2004 and for the 11 month period ending March 2003 were $ 27,000 and $ 0, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

2004
Risk-free interest rate	3.25%
Expected life of the options	5 years
Expected volatility	879%
Expected dividend yield	0

Warrants

The company issued warrants during the year ending March 31, 2004.

Following is a summary of the warrant activity:

Outstanding at March 31, 2003	-
Granted	200,000
Forfeited	-
Exercised	-
Outstanding at March 31, 2004	200,000

Following is a summary of the status of warrants outstanding at March 31, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.20	200,000	1	$0.20	200,000	$0.20

Stock-based compensations recognized during the year ending March 31, 2004 and for the 11 month period ending March 2003 were $ 36,800 and $ 0, respectively.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option- pricing model are as follows:

2004
Risk-free interest rate	5.00%
Expected life of the options	1 years
Expected volatility	100%
Expected dividend yield	0

The Company did not issued any warrants in the 11 month period ended March 31, 2003.

Equity Line of Credit

On February 25, 2004, the Company entered into an Equity Line of Credit Agreement with Dutchess Private Equities Fund L.P., covering the sale of up to $3 million of the Company's common stock over the next thirty six months. The stock may be sold at the Company's discretion, at a discount to the market price of the Company's shares at the time of sale.

Subject to the conditions set forth in this Agreement, following the Investor's receipt of a validly delivered Put Notice, the Investor shall be required to purchase from the Company during the related Pricing Period that number of Shares having an aggregate Purchase Price equal to the lesser of (i) the Put Amount set forth in the Put Notice, and (ii) 20% of the aggregate trading volume of the Common Stock during the applicable Pricing Period times (x) 94% of the lowest bid prices of the Company's Common Stock during the specified Pricing Period, but only if said Shares bear no restrictive legend, are not subject to stop transfer instructions, pursuant to Section 2(h), prior to the applicable Closing Date.

Under the agreement, the Common Stock of the Company shall be authorized for quotation on the Principal Market and trading in the Common Stock shall not have been suspended by the Principal Market or the SEC, at any time beginning on the date hereof and through and including the respective Closing Date (excluding suspensions of not more than one Trading Day resulting from business announcements by the Company, provided that such suspensions occur prior to the Company's delivery of the Put Notice related to such Closing).

NOTE 10 - IMPAIRMENT OF INVESTMENT AND INTANGIBLE ASSETS

Impairment of Investment:

In April 2001, the Company entered into an agreement with FoneFriend Systems wherein the Company received 225,000 shares representing about 4.5% of their outstanding capital shares at that time, for $150,000. On March 31, 2004, the Company evaluated its investment according to FASB 144 and recognized an impairment loss equal to the book value of these intangible assets amounting $150,000.

Impairment of intangible asset:

The Company evaluated valuation of its intangible asset - development cost at March 31, 2004 and determined that intangible asset has been impaired and was of no value, based upon the fair market value of similar assets. The impaired development cost comprised of the following:

Development cost at March 31, 2004	$ 694,862

Impairment loss	(694,862)
$ -

The Company recorded an impairment expense equal to the book value of development cost amounting $694,862 in the accompanying financial statements.

NOTE 11 - INCOME TAX

Since the Company has not generated taxable income, no provision for income taxes has been provided (other than minimum franchise taxes payable to the State of California).

Through March 31, 2004, the Company incurred net operating losses for federal tax purposes of $5,900,000. The net operating loss carry-forward may be used to reduce taxable income through the year 2019. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:

March 31,
2004
Tax benefit of net operating
loss carry-forward	$ 2,360,000
Valuation allowance	(2,360,000)
$ -

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2004	March 31, 2003

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

The valuation allowance increased to $1,360,000 in the year ended March 31, 2004, since the realization of the operating loss carry-forwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 12 - LITIGATION

In January, 2003, the Company entered into a settlement agreement with a former officer and director of FoneFriend, Inc., a Nevada corporation to pay $40,000 including penalties. The Company paid $17,500 in 2002 (to be applied toward settlement amount). As partial consideration under the settlement agreement, the Company was required to pay plaintiff the sum of $22,500 on December 1, 2003. The plaintiff accepted a payment of $10,000 from the Company in December of 2003 and agreed to accept a final payment of $12,500 on January 4, 2004. The Company has not yet made the final payment to plaintiff. In accordance with the terms of the settlement, the plaintiff may, upon the Court's order, file with the Court a "Stipulation for Entry of Judgment." The plaintiff has not yet moved to file or enforce the judgment.

In July 2003, the Company entered into a settlement agreement with a consultant who had agreed to provide marketing and promotional services to the Company. The parties were in litigation in two cases over various outstanding issues. Under the agreement, the Company issued the consultant, 60,000 shares of common stock valued at $42,000.

NOTE 13 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $ 244,716 at March 31, 2004. The Company incurred net losses of $3,424,277 and $1,605,464 in the year ended March 31, 2004 and for the 11-month period ending March 31, 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 14 - SUBSEQUENT EVENT

On May 18, 2004, the Company borrowed $118,000 from Dutchess Private Equities Fund, II, L.P. The note was a discount note which resulted in a net proceed of $100,000. The note is due on August 31, 2004, In addition, the company had to pay $10,000 in legal fees for the preparation of the documentation for this transaction.

On June 4, 2004 the Company borrowed $305,000 from Dutchess Private Equities Fund, II, and L.P. The note was a discount note which resulted in net proceeds of $260,000. The Note is due on September 1, 2004, and mandatory payments from the exercise of their puts under the terms of Investment Agreement of February 25, 2004. In addition, the company had to pay $7,500 in legal fees for the preparation of the documentation for this transaction. The company issued Dutchess Private Equities Fund, LP, 100,000 shares of restricted common stock. The company entered into a 90-day consulting agreement with Dutchess Advisors, LLC, wherein they issued their principal, 200,000 shares of common stock registered under S-8 plan

On June 8, 2004, Compass Capital converted $64,500 of their $100,000 promissory note into 1,000,000 shares of common stock, of which $7,500 was interest and $57,000 was from the principal balance, leaving a principal balance on the note of $43,000. On June 14, 2004, Compass Capital converted the remaining balance of $43,000 and the company issued them an additional 631,659 shares.

On June 14, 2004, Dutchess Private Equities Fund II, L P., exercised a put and sold 129,500 shares of common stock, from which the company netted $5,519.

On July 1, 2004, the board of directors accepted the resignation of two of the directors of the Company and the appointment of one new director.

On July 1, 2004, the Company closed its acquisition of 50,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc. The company acquired 50,000 customers for $ 7.5 million, payable $ 250,000 in cash, promissory note for $ 500,000 and 96,428,571 shares of common stock.

The issuance of stock in this transaction will result in InfiniCom becoming the major shareholder of FoneFriend, owning approximately 81% of the company's issued and outstanding shares of common stock.

On July 2, 2004, the Company entered into Asset Purchase agreement with YAP International Inc. The Agreement provides for the sale of right, title and interest in Technology License Agreement with FSI and other tangible and intangible property used in connection with or relating to the sold assets, including, without limitation, the goodwill of the Purchased Assets as a going concern, inventory of FoneFriend "beta" devices, Internet servers and related equipment and software and 225,000 shares of FSI. The company will receive five million (5,000,000) shares of the Purchaser's common stock subject to restrictions under Rule 144 of the Securities Act of 1933,

On July 8, 2004, the Company acquired an additional 10,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc. The company acquired 10,000 customers for $ 1.5 million, payable in form of promissory note for $ 150,000 and 19,285,714 shares of common stock.