Form 10QSB
period 2004-06-30
FONEFRIEND  INC
filed 2004-08-24
CIK 925739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

Commission file number 000-24408

FONEFRIEND, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0611753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8447 Wilshire Blvd., 5th Floor
Beverly Hills, California	90211
(Address of Principal Executive Offices)	(Zip Code)

(323) 653-6110

(Issuer's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No ____

The number of shares of Common Stock, $0.001 par value, outstanding on August 16, 2004, was 139,401,485 shares.

Transitional Small Business Disclosure Format (check one):

Yes                No      X

ITEM 1. FINANCIAL STATEMENTS

FONEFRIEND. INC.

(A Development Stage Company)

BALANCE SHEET

ASSETS	June 30, 2004 (unaudited)	March 31, 2004 (audited)
CURRENT ASSETS:
Cash and cash equivalents	$ 1,875	$ 94
Inventory-equipment	6,000	6,000
Total current assets	7,876	6,094

PROPERTY AND EQUIPMENT, net	11,252	12,125

OTHER ASSETS
Technology rights, FoneFriend license net of amortization	253,609	262,887
Deposits	-	4,561
	$ 272,753	$ 285,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$373,323	$ 364,204
Loans from others	15,952	105,000
Note from officer	15,000	15,000
Loan from officer	410,517	21,178
Total current liabilities	814,793	505,382

Long Term Notes	-	25,000
Total Liabilities	-	530,382

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 200,000,000 shares authorized; 119,543,174 shares issued and outstanding	119,543	17,758
Additional paid-in capital	15,452,396	6,428,604
Advance payment for customer data base	(8,928,571)	-
Prepaid Consulting Expenses	(582,037)	(776,050)
Accumulated deficit	(6,603,388)	(5,915,028)
Total stockholders' deficit	(543,057)	(244,716)
	$ 272,735	$ 285,666

The accompanying notes are an integral part of these financial statements.

FONEFRIEND CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended June 30,		Cumulative from inception (April 24, 2001 to June 30, 2004
	2004	2003
Net revenues	$ -	$ -	$ -

Operating expenses:
General and administrative	289,841	19,892	1,423,762
Impairment of investment	-	-	150,000
Impairment of intangible assets	-	-	1,559,969
Consulting expenses	377,320	55,565	2,891,027
Operating loss	(667,161)	(75,457)	(6,024,758)

Non-operating income (expense):
Loss on settlement of debt	(16,716_	-	(16,716)
Interest expense	(3,683)	-	(13,388)
Litigation settlement	-	-	(81,940)
Total non-operating expense	(20,399)	-	(112,044)

Loss before income tax	(687,560)	(75,457)	(6,136,802)

Provision for income taxes	(800)	-	(2,400)

Net Loss	(688,360)	(75,457)	(6,139,202)

Dividend paid to preferred shareholders	-	-	(464,186)

Net loss applicable to common shareholders	$ (688,360)	$ (75,457)	$ (6,603,388)

Basic and diluted weighted average number of common stock outstanding *	20,385,231	8,926,000

Basic and diluted net loss per share for common stock	$ (0.03)	$ (0.01)

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

FONEFRIEND, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three months ended June 30,		Cumulative from inception (April 24, 2001 to June 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from development stage operation	$ (688,360)	$ (75,457)	$ (6,603,388)
Adjustments to loss from development stage operations:
Shares issued for consulting services & prepaid expense	299,270	-	6,225,398
Shares issued for legal settlement	-	-	42,000
Shares issued for legal fees	18,000	-	31,500
Shares issued for interest expense	7,500		7,500
Loss on settlement of debt	16,716		16,716
Shares issued for dividends to preferred shareholders	-	-	464,186
Write off of inventory	-	-	10,000
Capitalized development costs	-	-	(1,626,305)
Impairment of capitalized development costs	-	-	1,559,969
Impairment of investment	-	-	150,000
Depreciation and Amortization Expense	224,681	873	267,354
(Increase) in loan discount	(63,000)		(63,000)
(Increase)/Decrease in Prepaid Expenses	-	53,625	(633,050)
Purchase of inventory equipment	-	-	(16,000)
Increase in Deposits	4,561	-	0
Increase in accounts payable	9,120	-	367,639
Stock subscriptions receivable	-	-	-
Other	-	(405)	(23,095)
Net adjustment to loss from development stage operations	516,848	54,093	6,780,812
Net cash provided (used) by development stage operations	(171,512)	(21,364)	177,424

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment, net of depreciation	-	-	(15,840)
Purchase of technology license from FoneFriend System, Inc.	-	-	(300,000)
Addition to investment - Stock of FoneFriend System	-	-	(150,000)
Payment to universal broadband	-	-	(50,000)
Advances towards the acquisition of customer list	(250,000)	-	(250,000)
Net cash used in investing activities	(250,000)	-	(765,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	423,000	-	609,188
Loan from officers and others	(5,226)	1,300	(25,236)
Issuance of preferred stock for cash	5,519	-	6,339
Net cash provided by financing activities	423,293	1,300	590,291

Net Increase (decrease) in cash & cash equivalents	1,781	(20,064)	1,875

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	94	20,221	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 1,875	$ 157	$ 1,875

The accompanying notes are an integral part of these financial statements.

FONEFRIEND, INC.

(A Development stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS & BASIS OF PRESENTATION

A. Description of business

FoneFriend, Inc. ("FoneFriend" or the "Company") was incorporated on April 24, 2001, under the laws of the State of Nevada, and on November 21, 2002, was merged with and into FoneFriend, Inc., a Delaware corporation.

The Company is a development stage enterprise and has not generated any revenue during its history. The primary business of the Company is Internet Telephony. The Company provides Voice over Internet Protocol (VoIP) communications and related services to customers worldwide for a low monthly fee of about $15.00.

B. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended March 31, 2004 were filed on July 16, 2004 with the Securities and Exchange Commission and are hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

Significant Estimates

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

FONEFRIEND, INC.

(A Development stage Company)

NOTES TO FINANCIAL STATEMENTS

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

FONEFRIEND, INC.

(A Development stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Property and equipment at June 30, 2004 consists of the following:

Furniture and office equipment	$18,745
Accumulated depreciation	7,493
Total	$ 11,252

NOTE 3 - INTANGIBLE ASSETS

Net intangible assets at June 30, 2004 were as follows:

License	$300,000
Less Accumulated amortization	(46,391)
$253,609

Amortization expenses for the Company's intangible assets over the next five twelve-month periods are estimated to be:

2005	$ 37,113
2006	37,113
2007	37,113
2008	37,113
2009	37,113
Thereafter	68,044
Total	$ 253,609

NOTE 4 - NOTE PAYABLE-OFFICER

The note from the officer of the Company is due on demand. The note is unsecured and bears the annual interest rates of 10% on the unpaid principal balance. Interest on this note for the period ended June 30, 2004 amounted to $ 3,008.

NOTE 5 - NOTE PAYABLE-OTHERS

Notes payable - others is comprised of the following:

Unsecured Note face value of $305,000 issued at a discounted price
of $260,000, interest free, due September 1, 2004	$305,000

Unsecured Note face value of $118,000 issued at a discounted price
of $100,000 due August 31, 2004 and interest free.	118,000

Unsecured note, interest rate 6%, interest payable on last day of
each month, due on demand	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000
453,000
Less: Unamortized loan discount	42,483
410,517

FONEFRIEND, INC.

(A Development stage Company)

NOTES TO FINANCIAL STATEMENTS

Interest on these notes for the period ended June 30, 2004, and 2003 was $ 3,683 and $0, respectively. The amortization of loan discount for those loans issued at less than face value for the period ended June 30, 2004, and 2003 amounted to $20,517 and $0, respectively.

NOTE 6 - COMMON STOCK

During the period ended June 30, 2004, the Company issued common stocks for various services to following parties:

The Company issued 3,524,500 shares of common stock for consulting services. These issuances have been valued at the fair market value on the date of issuance and amounted to $253,443. Included in above, 1,800,000 shares were issued to officers of the Company valued at $144,000.

The Company issued 200,000 shares of common stock for legal services. These issuances have been valued at the fair market on the date of issuance and amounted to $18,000.

During the three month period ended June 30, 2004, the Company issued 1,631,659 shares of common stock valued at $124,216 in exchange of settlement of debt amounting $107,500 resulting in a loss of $16,716.

NOTE 7 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $ 6,603,388 at June 30, 2004. The Company incurred net losses of $688,360 and $75,457 for the periods ended June 30, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FONEFRIEND, INC.

(A Development stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

On July 1, 2004, the board of directors accepted the resignation of two of the directors of the Company and the appointment of three new directors.

On July 1, 2004, the Company closed its acquisition of 50,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc. The Company acquired 50,000 customers for consideration of $7,500,000, which was paid by $250,000 in cash, a promissory note for $500,000 and 96,428,571 shares of common stock. The Company issued 96,428,571 shares of common stock on June 30, 2004, valued at $8,928,571, and has reflected the shares issued as advance payment for list of customers in the equity section in the accompanying financial statements. On July 8, 2004, the Company acquired an additional 10,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc. The additional customers were for consideration of $1,500,000, which was paid in the form of a promissory note for $150,000 and 19,285,714 shares of common stock.

The issuance of stock in this transaction will result in InfiniCom becoming the major shareholder of FoneFriend, owning approximately 82% of the Company's issued and outstanding shares of common stock.

On July 2, 2004, the Company entered into Asset Purchase agreement with YAP International, Inc. The Agreement provides for the sale of right, title and interest in Technology License Agreement with FoneFriend Systems, Inc. (FSI) and other tangible and intangible property used in connection with or relating to the sold assets, including, without limitation, the goodwill of the Purchased Assets as a going concern, inventory of FoneFriend "beta" devices, Internet servers and related equipment and software and 225,000 shares of FSI. On July 16, 2004, the Company received five million, four hundred sixteen thousand, one hundred and fifty one (5,416,151) shares of the Purchaser's common stock, subject to restrictions under Rule 144 of the Securities Act of 1933, as consideration. The Company has represented that it will distribute the Yap shares to its existing shareholders of record on June 30, 2004, which will result in shareholders receiving one Yap share for each four shares of FoneFriend. This distribution is subject to the Company's determination that such a distribution is not in violation of Section 5 of the Securities Act of 1933 and/or that the Company will not be deemed an underwriter for the purposes of the Securities Act of 1933.

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  our current lack of working capital;

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended March 31, 2004 and SB-2 filed on March 1, 2004.

Item 2. Plan of Operation

Overview

Background

We were originally incorporated in 1992 in Delaware under the name Picometrix Inc, and soon thereafter became a publicly traded company. In 1997, Picometrix, Inc. merged with another business and changed its name to IJNT.Net, and finally to Universal Broadband Networks, Inc. ("UBN"). On October 31, 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger, dated as of June 12, 2002 (and subsequently approved by the Bankruptcy Court), between FoneFriend, Inc., a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBNon November 21, 2002, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to FoneFriend, Inc.

Overview

We are a development stage company which currently has no revenues. Our primary business for Fiscal 2004 through June 2004 was to market an Internet telephony device called the "FoneFriend" and related services to consumers and businesses worldwide. The Internet telephony device was licensed from FoneFriend Systems, Inc. ("FSI") in April 2001. On July 2, 2004, subsequent to our year-end, we entered into an agreement with YAP International, Inc. ("YAP") to transfer certain assets and technology relating to the FSI agreement, which assets and technology we determined were unnecessary under our revised Plan of Operation, in exchange for 5,416,151 shares of the common stock of YAP, . The Company did not receive the shares pursuant to the agreement with Yap and is considering revisiting the transaction with Yap.

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

We will acquire our customers by direct marketing, virual marketing and performance based Internet marketing. We forecast that much of our customer growth will come from performance based Internet marketing agreements. The advantage of performance based Internet marketing agreements is that there is no cost to us without compensating revenues.

An example of one such performance based marketing agreement we have entered into is the agreement with InfiniCom. InfiniCom agrees to supply subscribers at a cost of $150 each. Annual revenue from each subscriber is $180 under this arrangement, after payment to InfiniCom, under our servicing agreement guarantees that we will receive a minimum of 10% of the subscriber revenues, and we estimate that we will receive approximately 15% of the subscriber revenues, or greater, depending on the number of subscribers. InfiniCom warrants that it will replace the customer if any particular customer drops service with us prior to 52 weeks from the date that customer is delivered. As of the date of this filing we have no commenced the receipt of revenues from InfniCom, as a result of the acquisition of the subscriber base.

Our customers utilize a proprietary software program, offered by InfiniCom, which allows each customer to place long distance and international telephone calls directly from its desktop or laptop computer. The customer is offered an unlimited calling plan, at a rate of $15 U.S., per month, to the U.S., Canada, most of Europe and certain countries in Asia.

We use third-party providers to support customer care. After certain subscriber counts have been achieved, we may decide to support internal customer care operations from cash flow.

We are currently considering offering our customers a stand-alone, Internet appliance device (much like our previous FoneFriend device), which will allow our customers to use their ordinary telephone handset to make calls using our service. We plan to offer this product at no cost to our customers (and potential customers) in exchange for their commitment to a long-term service agreement. Alternatively, we may offer such product at a charge to those customers who use our service on a month-to-month basis.

Through InfiniCom as our agent, we bill and collect money for services at the time the service is offered directly from a subscriber's credit card or check card.   Since our services include the ability for call termination to points outside the unlimited dialing area, we hold a $50 pending authorization as security. The pending authorization is separate from the monthly service fees charged and collected. Any additional charges are settled using the pending authorization. If there are no additional charges, the pending authorization is released at the end of the subscribers billing cycle.

We currently have a $3 million facility with Dutchess that may be used for a combination of future customer acquisition, network build-out and corporate development. This facility is satisfactory for our current plans.

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

Results of Operations.

Three month period ending June 30, 2004 and June 30, 2003

We had no revenues in the three months ended June 30, 2003 or 2004. Further, we incurred operating expenses of $667,161 in three months ended June 30, 2004 compared to $75,457 in the three months ended June 30, 2003. The net loss was $688,360 in the three months ended June 30, 2004 compared to $75,457 in the three months ended June 30, 2003.

The losses can be expected to continue until we are able to generate revenues in excess of expenses from our recently acquired subscriber base, which revenue is anticipated to commence during the next quarter.

Sales

Since inception of our current business, we have not generated any revenues. However, subsequent to June 30, 2004, as a result of the July InfiniCom transaction, we anticipate the generation of revenues in the near future. Specifically, we acquired 60,000 customers, generating gross revenues of $15 per customer, per month, or $900,000, of which we anticipate retaining approximately $130,000 of net proceeds after payment to InfiniCom under our servicing agreement.

Expenses

Expenses for the three months ended June 30, 2004 and 2003 were $667,161 and $75,457, respectively, an increase of $591,704. The increase in expenses was primarily attributable to consulting fees, which were paid for by issuing shares of our common stock in exchange for services.. Additionally, we wrote off our investment in the stock of FoneFriend Systems, Inc. incurring further expense of $150,000.

We expect increases in expenses through the fiscal year ending March, 2005 as we move towards implementing our plan of operation. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

Income/Losses

Net loss attributable to common stockholders for the three months ended June 30, 2004 was $688,360 versus a loss of $75,457 for the three months ended June 30, 2003, an increase of $612,903. The increase was primarily attributable to increased consulting expenses, which were paid for by issuing shares of our common stock, and the write down in value of our investment in the stock of FoneFriend Systems, Inc.

Impact of Inflation

We believe that inflation has not had a negative impact on our results of operations since inception. Until we are able to sell products and generate revenue we will be unable to pass on inflationary increases in our expenses from Development Stage Operations through increases in revenue.

Liquidity and Capital Resources

Cash flows used in operations were $(171,512) for the three months ended June 30, 2004, versus cash flows used in operations of $(21,364) for the three months ended June 30, 2003. Net cash flows for the three months ended June 30, 2004 of $1,781 were primarily from $423,000 in proceeds from loans payable.

Net cash flows provided by financing activities were $423,293 for the three months ended June 30, 2004, versus $1,300 during the three months ended June 30, 2003.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. During the three months ended June 30, 2003, we experienced a net loss from development stage operations of $688,360 and had cash flows of $1,781. During the three months ended June 30, 2003, we experienced a net loss from development stage operations of $75,457 and had negative cash flows of $20,064. In addition, we had substantial shareholders' equity operating deficits for the three months ended June 30, 2003 and June 30, 2004 of $244,716 and $543,057, respectively. Lastly, we have significant present and future working capital demands, which will require substantial equity and debt financing which, with the exception of the Equity Line of Credit with Dutchess, have not yet been secured. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors have also expressed doubt as to our ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

In an effort to reverse the negative financial conditions noted above, we have entered into the Equity Line of Credit with Dutchess, which allows us access up to $3 Million dollars in equity capital during the calendar years 2004 through 2006. We believe this financing will help us to further develop our business and facilitate our development of an operating presence in the Internet telephony market.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended August 16, 2004, the closing price of our common stock ranged from $0.04 to $0.51 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

Currently, our principal stockholders, InfiniCom, Jackelyn Giroux and Gary A. Rasmussen, own or control in excess of 80% of our common stock. In addition, our agreements with Jackelyn Giroux and Gary A. Rasmussen, as amended, contain anti-dilution clauses which entitle them to maintain their equity positions in the Company at 21.2% and 25%, respectively. Pursuant to our termination agreement with Ms. Giroux, she will no longer be entitled to anti-dilution of her stock ownership, provided we remit monthly payments to her for past due salary. We are currently in default of such payments. Although we understand that Mr. Rasmussen intends to waive his anti-dilution provision only as it relates to the issuance of shares as the result of the InfiniCom transaction, which would result in the issuance of approximately 28,928,571 additional shares of restricted common stock to Mr. Rasmussen, the waiver of this provision has not been formally documented. Furthermore, notwithstanding the shares issued to InfiniCom, Mr. Rasmussen is currently entitled to receive 825,000 shares of common stock under the terms of his agreement with the Company, As a result, these individuals have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, they are able to elect all of the members of our Board of Directors, which allows them to significantly control our affairs and management. They are also able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

The liquidating trustee under the plan of reorganization and subsequent merger of FoneFriend, Inc. with Universal Broadband, Inc. may have the right to require us to redeem their 5% stockholder interest in the Company at its option, at any time, for $3.0 million. Such a redemption may have a material adverse effect on us and force us to seek protection under the bankruptcy laws. Additionally, the liquidating trustee may be entitled to receive additional stock pursuant to an anti-dilution clause contained in the plan of reorganization.

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

Promoters

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

On May 17, 2004, we engaged Equity Market Information Systems, Inc. (EMIS) for investor relations and public relations services for our Company. Our engagement with them provides that they will profile our Company to broker dealers and the investment community via press releases, production of promotional materials, publication of corporate information on web sites and emails, telephone conference calls, internet news dissemination and other media forms. We have paid EMIS $35,000 in cash and have agreed to issue them 500,000 shares of registered common stock, of which 250,000 shares were issued in June, 2004, and 250,000 shares were issued in July, 2004. Additionally, EMIS was granted an option to acquire an additional 150,000 shares of our registered common stock at prices substantially above our current market price. A further condition of the Agreement prohibits EMIS from acquiring or trading in any additional shares of FoneFriend for the 3 month term of their agreement.

Need for Additional Financing

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

Subsequent Events

On July 1, 2004, the Board of Directors accepted the resignation of two of the directors of the Company and the Company appointed three new directors.

On July 1, 2004, the Company closed its acquisition of 50,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc. The company acquired 50,000 customers for $7.5 million, payable $250,000 in cash, promissory note for $500,000 and 96,428,571 shares of restricted common stock. The issuance of stock in this transaction resulted in InfiniCom becoming the majority stockholder of FoneFriend, owning approximately 81% of the Company's issued and outstanding share of common stock. Mr. Rasmussen's Consultancy agreement with the Company provides him with an anti-dilution interest whereby he is to maintain that number of shares of common stock equal to 25% of the issued and outstanding common stock of the Company. As part of the InfiniCom transaction, he is to waive such provision as to all InfiniCom shares issued in connection with said transaction. The documentation of this waiver is forthcoming.

On July 2, 2004, the Company entered into an Asset Purchase agreement with YAP International Inc. The Agreement provides for the sale of right, title and interest in Technology License Agreement with FSI and other tangible and intangible property used in connection with or relating to the sold assets, including, without limitation, the goodwill of the Purchased Assets as a going concern, inventory of FoneFriend "beta" devices, Internet servers and related equipment and software and 225,000 shares of FSI. The Company was to receive five million four hundred sixteen thousand one hundred fifty one (5,416,151) shares of the Purchaser's common stock, subject to restrictions under Rule 144 of the Securities Act of 1933. The Company did not receive the shares on the Closing Date and is considering revisiting the transaction.

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

On August 16, 2004, the Company exercised another put to Dutchess for 265,597 shares of common stock from which the company netted $20,000.

Acquisition or Disposition of Assets

Acquisition of InfiniCom Customer Base - On July 1, 2004, FoneFriend completed the acquisition of 50,000 Voice over Internet Protocol customers from InfiniCom.

Pursuant to the terms of the definitive agreements, consisting of a Services and Marketing Agreement, a Network Carrier Services Agreement and a Stock Acquisition Agreement (collectively referred to as the "Agreements") dated June 6, 2004, as modified by the Letter Agreement of July 1, 2004, FoneFriend issued 96,428,571 shares of its common stock, $250,000 in cash and a promissory obligation to pay $500,000 in exchange for the 50,000 Voice over Internet Protocol customers. Pursuant to the Letter Agreement of July 1, 2004, FoneFriend agreed to issue an additional 19,285,714 shares of its common stock and execute a promissory note for $150,000 in exchange for an additional 10,000 VoIP customers, which occurred on July 8, 2004.

As a result of the July 1, 2004 agreement between FoneFriend and InfiniCom, two of FoneFriend's directors were replaced with three directors determined by InfiniCom. Jackelyn Giroux resigned as President, CEO and a director, and Virginia Perfili resigned as a director. James A. Trodden, Joseph Weaver, and Robin Glanzl were elected to FoneFriend's board by its remaining board members Dennis Johnston and Gary Rasmussen. Ms. Glanzl was also appointed as Interim President of FoneFriend to serve until the next annual meeting of stockholders or until her successor is duly elected and qualified. During July, Mr. Trodden was appointed by the board to serve as the Secretary of the Company, replacing Dennis Johnston.

James A. Trodden, Esq. director. Mr. Trodden has practiced law for over forty years. During his career, Mr. Trodden has represented national and international corporate clients. Over the past five years, Mr. Trodden has been engaged in representing clients before the Securities and Exchange Commission, the National Association of Securities Dealers and other federal and state agencies.

Joseph Weaver, Mr. Weaver is a telecommunication and technology executive with sales, marketing, and 27 years of management experience; a problem-solver, leader, and motivator with a history of outstanding performance.

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

Mr. Weaver has authored Business Plans, Pro Forma(s), Private Placement Memorandum(s), and Marketing and Sales Plans that have raised over $152 million from private and institutional investors during the past 5 1/2 years.

Over the past seven years Mr. Weaver has served as an analyst to a number of telecommunication companies, as well as to technology and venture funds in the United States, South America, Russia and the Pacific Rim.

Mr. Weaver holds BS/Business and BA/English degrees.

Robin Glanzl Ms. Robin Glanzl received her Bachelor of Arts degree and her Juris Doctor degree from the University of Southern California.  In her early years as an attorney she was affiliated with the United States Department of State through the Federal Trade Commission where she investigated and prosecuted alleged violations of the federal anti-trust laws throughout the country, covering unfair competition, predatory pricing practices, false advertising and franchising.  She helped to develop the first  federal standards for broadcast advertising.

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

InfiniCom is a recently formed California corporation which is 100% owned by Sean McCaan. As a result of the issuances of 96,428,571 and 19,285,714 shares of our common stock to InfiniCom, FoneFriend is controlled by Mr. McCaan (83%). Additionally, FoneFriend and InfiniCom have agreements in place; the Services and Marketing Agreement, and a Network Carrier Services Agreement, whereby InfiniCom controls the operations required to service the 60,000+/- Voice over Internet customers. FoneFriend's board of directors recognizes the significant conflict of interest created between FoneFriend, InfiniCom, and Mr. McCaan through the acquisition and the operative agreements, however has determined such agreements to be in the best interest of FoneFriend's stockholders.

FoneFriend did not have an independent board committee or other outside firm evaluate the terms of the acquisition.

Additionally, as a result of the Services and Marketing Agreement, the board has determined that FoneFriend can be operated more efficiently by utilizing office space provided by InfiniCom at no additional cost to FoneFriend. Therefore, FoneFriend has changed our offices to 8447 Wilshire Blvd., 5th Floor, Beverly Hills, California.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Overall, we have funded our cash needs from inception through June 30, 2004, with a series of debt and equity transactions, including an Equity Line of Credit. The failure of the Equity Line of Credit or other equity financing to satisfy our working capital needs would have a material adverse effect on our operations and financial condition.

We had cash on hand of $1,875 and a stockholders' deficit of $543,057 as of June 30, 2004. We had cash on hand of $94 and stockholders' deficit of $244,715 as of March 31, 2004. Our current working capital deficit is primarily due to current obligations in accounts payable and accrued consulting expense. We can not yet, and may never be able to, rely on the existence of revenue from our business, however, we have no current or projected capital reserves that will sustain our business for any length of time. In addition, there can be no assurance additional capital in the future will be available to us when needed or available on terms favorable to us.

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

Item 3. Controls and Procedures

We are a development stage company with no revenues and during the period covered by this quarterly report, our board of directors had responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below. However, as a result of our agreement with InfiniCom we anticipate enhancements in our third and fourth quarter in our internal controls.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Robin Glanzl, our President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Ms. Glanzl concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

Recent Sales of Securities

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

On June 8, 2004, the Company issued a total of 1,800,000 shares of its restricted common stock to two of its officers and directors in compliance with the anti-dilution provisions of their respective agreements with the Company.

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

Recent Sales of Securities Subsequent to Quarter End

On July 8, 2004, the Company issued 19,285,714 shares of its restricted common stock to InfiniCom Networks, Inc. as partial compensation for the purchase of 10,000 VoIP customers.

On July 14, 2004, the Company exercised a put to Dutchess Private Equities Fund II, LP for 57,500 shares of common stock from which the company netted $5,819.

On July 18, 2004 the Company issued 250,000 shares of its common stock registered under an SB-2 registration for consulting services.

On August 16, 2004, the Company exercised a put to Dutchess Private Equities Fund II, LP for 265,597 shares of common stock from which the Company netted $20,000.

Other than the shares of common stock registered pursuant to an effective registration statement filed on Form S-8 and SB-2, we believe that the issuance of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares occupied a privileged position with our company, due to its preexisting relationship with one or more of our officers or directors, that afforded them an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient's management had the opportunity to speak with officers and directors of our company on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares. [In our agreement with InfiniCom, they represented that Trodden, as general counsel, had reviewed all filings and had an opportunity to ask questions of FoneFriend management. Also, Dennis Johnston was issued 300,000 shares of restricted stock for his efforts in finding and closing the InfiniCom transaction.]

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

Subsequent to Quarter End

On July 1, 2004 FoneFriend, Inc. (FoneFriend) completed its acquisition (the "Acquisition") of 50,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc., a California corporation, (InfiniCom) whereby FoneFriend issued 96,428,571 shares of its common stock to InfiniCom, in addition to cash of $250,000 and a promissory note for $500,000 with simple interest at the rate of six (6%) percent, per annum. Prior to the Acquisition FoneFriend had approximately 23,114,603 common shares issued and outstanding. As a result of the Acquisition the shares outstanding increased to 119,543,174 of which InfiniCom controls 80.66%. InfiniCom is 100% owned and controlled by Sean McCann.

Further, as a result of the Acquisition Jackelyn Giroux resigned as both our President and as a director, and Virginia Perfili resigned as a director. James A. Trodden, Esq., Joseph Weaver and Robin Glanzl were appointed as new directors. Ms. Glanzl was also appointed as Interim President of FoneFriend to serve until the next annual meeting of stockholders or until her successor is duly elected and qualified. In July, 2004, the Board appointed James Trodden to serve as Secretary of the Company, replacing Dennis Johnston.

As a result of Mr. McCann's sole ownership of InfiniCom, his share control of FoneFriend and InfiniCom's agreements, we are solely dependent upon Mr. McCann, who is not an officer, director or employee of FoneFriend.

FoneFriend relocated its corporate offices to co-habitat with InfiniCom at 8447 Wilshire Blvd., 5th Floor, Beverly Hills, California 90211, Telephone (323) 653-6110.

Press Releases

On July 7, 2004, FoneFriend issued a press release announcing the completion of its acquisition of 50,000 VoIP customers from InfiniCom. The completion of this transaction provides FoneFriend with an initial base of 50,000 VoIP customers generating monthly recurring revenues,

Additionally, on July 8, 2004, FoneFriend issued a press release that it had acquired an additional 10,000 VoIP customers from InfiniCom. This addition acquisition boosts FoneFriend subscriber base to 60,000 customers each paying $15 a month for low cost VoIP telephony service.

Copies of the press releases were attached as exhibits 99-1 and 99-2 to Form 8-K filed on July 16, 2004.

Item 6. Exhibits and Reports of Form 8-K

Exhibits
31.1*	Certification of Robin Glanzl pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Edward N. Jones pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Robin Glanzl pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Edward N. Jones pursuant to Section 906 of the Sarbanes-Oxley Act
99-1**	Press Release Date July 7, 2004
99-2**	Press Release Dated July 8, 2004

_____

* Filed herewith

(b) Form 8-K during and subsequent to quarter end

      Form 8-K filed June 9, 2004

      8-K Report filed on July 16, 200.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FoneFriend, Inc.

Date: August 23, 2004	By:/s/ Robin Glanzl
Robin Glanzl, President