Form 10QSB
period 2004-09-30
Infinicall CORP
filed 2004-11-22
CIK 925739

2

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

               For the quarterly period ended:  September 30, 2004

                        Commission file number 000-24408

                             INFINICALL CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                  33-0611753
          --------                                  ----------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification Number)

        8447 WILSHIRE BLVD., 5TH FLOOR
           BEVERLY HILLS, CALIFORNIA                  90211
          ---------------------------                 -----
      (Address of Principal Executive Offices)     (Zip Code)

                                 (323) 653-6110
                                 --------------
                (Issuer's telephone number, including area code)

     Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes    X   No ____
                                  ------

     The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2004, was 145,212,289 shares.

Transitional  Small  Business  Disclosure  Format  (check  one):

                                 Yes   No   X
                                          -----

The Company is required to have its consolidated financial statements reviewed by its independent accountants prior to filing. As of the date of this report, we have not submitted our financial statements to our independent accountants for their review. We will file an amendment to this Form 10-QSB when our independent accountants complete their review of these financial statements.


ITEM  1.  FINANCIAL  STATEMENTS


                             INFINICALL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET



ASSETS                                                   SEPTEMBER 30, 2004    MARCH 31, 2004
-------------------------------------------------------  --------------------  ----------------
                                                              (UNAUDITED)         (AUDITED)
                                                         --------------------  ----------------

CURRENT ASSETS:
     Cash and cash equivalents. . . . . . . . . . . . .  $               496   $            94
     Inventory-equipment. . . . . . . . . . . . . . . .                6,000             6,000
                                                         --------------------  ----------------
          Total current assets. . . . . . . . . . . . .                6,496             6,094

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . .               11,202            12,125

OTHER ASSETS
     Technology rights, FoneFriend license. . . . . . .              244,331           262,887
       net of amortization
     Customer Data Base . . . . . . . . . . . . . . . .           11,781,300             4,561
                                                         --------------------  ----------------
                                                         $        12,043,329   $       285,666
                                                         ====================  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable and Accrued Expenses. . . . . . .  $           307,106   $       364,204
     Consulting contract payable. . . . . . . . . . . .              140,900           105,000
     Loans from officer . . . . . . . . . . . . . . . .               15,000
     Note payable officer . . . . . . . . . . . . . . .               29,952            21,178
                                                         --------------------  ----------------
     Notes payable other. . . . . . . . . . . . . . . .            1,777,809
                                                         --------------------  ----------------

          Total current liabilities . . . . . . . . . .            2,255,767           505,382

Long Term Notes . . . . . . . . . . . . . . . . . . . .                    -            25,000
                                                         --------------------  ----------------
          Total Liabilities . . . . . . . . . . . . . .                    -           530,382

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 200,000,000 shares              145,562
authorized; 119,543,174 shares issued and outstanding .               17,758
     Additional paid-in capital . . . . . . . . . . . .           19,095,508         6,428,604
     Advance payment for customer data base . . . . . .           (1,928,571)                -
     Shares to be issued. . . . . . . . . . . . . . . .               10,217                 -
     Prepaid Consulting Expenses. . . . . . . . . . . .             (466,320)         (776,050)
     Accumulated deficit. . . . . . . . . . . . . . . .           (7,068,834)       (5,915,028)
                                                         --------------------  ----------------
          Total stockholders' deficit . . . . . . . . .            9,787,562          -244,716
                                                         --------------------  ----------------
                                                         $        12,043,329   $       285,666
                                                         ====================  ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                             INFINICALL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                          CUMULATIVE
                                                                         FROM INCEPTION  FOR THE
                                                                          (APRIL 24,     SIX MONTH
                                                  THREE MONTHS ENDED       2001) TO      PERIOD ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,  SEPTEMBER 30,
                                                     2004         2003           2004    2004
                                          ----------------  -----------  -------------   -------------
NET REVENUES . . . . . . . . . . . . . .  $             -   $        -   $          -                -
                                          ----------------  -----------  -------------   -------------

OPERATING EXPENSES:
   General and administrative. . . . . .          133,996       74,344        423,837           94,236
   Impairment of investment. . . . . . .                -            -              -                -
   Impairment of intangible assets . . .                -            -              -                -
   Consulting expenses . . . . . . . . .          329,980      241,539        707,300          297,104
                                          ----------------  -----------  -------------   -------------
OPERATING LOSS . . . . . . . . . . . . .         (436,976)    (315,883)    (1,131,137)        (391,340)
                                          ----------------  -----------  -------------   -------------

Non-operating income (expense):
   Loss on settlement of debt. . . . . .                0            -         16,716                -
   Interest expense. . . . . . . . . . .            1,469            -          5,152                -
   Litigation settlement . . . . . . . .                -            -              -                -
                                          ----------------  -----------  -------------   -------------
Total non-operating expense. . . . . . .            1,469            0        -21,868         (391,340)
                                          ----------------  -----------  -------------   -------------

LOSS BEFORE INCOME TAX . . . . . . . . .         (462,507)    (315,883)    (1,153,005)        (391,340)

Provision for income taxes . . . . . . .                0            0            800                -
                                          ----------------  -----------  -------------   -------------

NET LOSS . . . . . . . . . . . . . . . .         (462,507)    (315,883)    (1,153,805)        (391,340)

DIVIDEND PAID TO PREFERRED SHAREHOLDERS.                0            0              0                0
                                          ----------------  -----------  -------------   -------------

NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS. . . . . . . . . . . . . .          (462,507)    (315,883)   ($1,153,805)        (391,340)
                                          ================  ===========  =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON STOCK OUTSTANDING *. .      139,251,213    8,926,000    80,142,992         8,926,000
                                          ================  ===========  =============   =============

BASIC AND DILUTED NET LOSS PER SHARE FOR
COMMON STOCK . . . . . . . . . . . . . .           ($.03)       ($.01)          ($.01)           ($.01)
                                          ================  ===========  =============   =============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                                           INFINICALL CORPORATION
                                       (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS





                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                       2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from development stage operation. . . . . . . . . . . . . . . .  $        (1,153,805)  $(391,340)
     Adjustments to loss from development stage operations:
          Shares issued for consulting services & prepaid expense . . . .                    -
          Shares issued for legal settlement. . . . . . . . . . . . . . .                    -
          Shares issued for legal fees. . . . . . . . . . . . . . . . . .                    -
          Shares issued for interest expense
          Loss on settlement of debt
          Shares issued for dividends to preferred shareholders . . . . .                    -           -
          Write off of inventory. . . . . . . . . . . . . . . . . . . . .                    -           -
          Capitalized development costs . . . . . . . . . . . . . . . . .                    -           -
          Impairment of capitalized development costs . . . . . . . . . .                    -           -
          Impairment of investment. . . . . . . . . . . . . . . . . . . .                    -           -
          Depreciation and Amortization Expense . . . . . . . . . . . . .               19,479       1,746
          (Increase) in loan discount
           (Increase)/Decrease in Prepaid Expenses. . . . . . . . . . . .                    -     102,750
          Purchase of inventory equipment . . . . . . . . . . . . . . . .                    -        (400)
          Increase in Deposits. . . . . . . . . . . . . . . . . . . . . .                4,561           -
          Increase in accounts payable. . . . . . . . . . . . . . . . . .              (57,106)     27,617
          Litigation settlement payable . . . . . . . . . . . . . . . . .                    -      20,000
         Increase in consulting contract payable. . . . . . . . . . . . .              140,900     163,500
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -     (14,518)
                                                                           --------------------  ----------
               Net cash provided (used) by development stage operations .           (1,045,971)    (90,822)
                                                                           --------------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of furniture and equipment, net of depreciation. . . .                    -           -
          Purchase of technology license from FoneFriend System, Inc. . .                    -           -
          Addition to investment - Stock of FoneFriend System . . . . . .                    -           -
          Payment to universal broadband. . . . . . . . . . . . . . . . .                    -           -
          Advances towards the acquisition of customer list . . . . . . .          (11,781,300)          -
                                                                           --------------------  ----------
          Net cash used in investing activities . . . . . . . . . . . . .          (11,781,300)          -
                                                                           --------------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from loans payable . . . . . . . . . . . . . . . . . .                    -
         Common stock and paid-in-capital . . . . . . . . . . . . . . . .           12,804,931      80,000
          Loan from officers and others . . . . . . . . . . . . . . . . .            1,641,583       1,300
                                                                           --------------------  ----------
          Advance payment for customer data base. . . . . . . . . . . . .           (1,928,571)
                                                                           --------------------  ----------
          Prepaid consulting expenses . . . . . . . . . . . . . . . . . .              309,730
           Net cash provided by financing activities. . . . . . . . . . .           12,827,673      81,300
Net Increase (decrease) in cash & cash equivalents. . . . . . . . . . . .                  402      (9,522)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE. . . . . . . . . . . . . . . .                   94      20,378
                                                                           --------------------  ----------
CASH & CASH EQUIVALENTS, ENDING BALANCE . . . . . . . . . . . . . . . . .  $               496   $  10,856
                                                                           ====================  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             INFINICALL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


..NOTE  1  -  DESCRIPTION  OF  BUSINESS  &  BASIS  OF  PRESENTATION

A.     Description  of  business

InfiniCall Corporation ("InfiniCall" or the "Company") was incorporated in June of 1992, under the name of Picomatrix. The Company went through a series of corporate changes and ultimately changed its name to Universal Broadband Networks as a public company ("UBN"). UBN went into Chapter 11 in October 2000. The Company reorganized with FoneFriend, Inc., a Nevada corporation on November 20, 2002. FoneFriend changed its name to InfiniCall after InfiniCom Networks acquired an 82% equity interest in the Company as a consideration for the sale of 60,000 VoIP (Voice over Internet Protocol) customers to the Company on July 1, 2004.

The Company is a development stage enterprise and had not generated any revenue during its history until it was acquired by InfiniCom Networks on July 1, 2004. The primary business of the Company is Internet Telephony. The Company provides Voice over Internet Protocol (VoIP) communications and related services to customers worldwide for a low monthly fee of about $15.00.

B.     Basis  of  Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended March 31, 2004 were filed on July 16, 2004 with the Securities and Exchange Commission and are hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

Basic  and  Diluted  Net  Loss  per  Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Issuance  of  Shares  for  Customers

The Company issued shares of its common stock to InfiniCom as partial consideration for 60,000 VoIP customers.


Issuance  of  Shares  for  Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

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

NOTE  2  -  DEPRECIATION  AND  AMORTIZATION

Property and equipment are stated at cost. Property and equipment at September 30, 2004 consists of the following:


Furniture and office equipment  $18,745
Accumulated depreciation . . .    7,493
Total. . . . . . . . . . . . .  $11,252
                                -------



Note  3  -  INTANGIBLE  ASSETS

Net  intangible  assets  at  September  30,  2004  were  as  follows:

License . . . . . . . . . . .  $300,000
                               =========
Less Accumulated amortization   (46,391)
                               ---------
                               $253,609
                               ---------


Amortization expenses for the Company's intangible assets over the next five twelve-month periods are estimated to be:


2005 . . .  $ 37,113
2006 . . .    37,113
2007 . . .    37,113
2008 . . .    37,113
2009 . . .    37,113
Thereafter    68,044
            --------
Total. . .  $253,609
            ========



NOTE  4  -  NOTE  PAYABLE-OFFICER

The note from the officer of the Company is due on demand. The note is unsecured and bears the annual interest rates of 10% on the unpaid principal balance. Interest on this note for the period ended June 30, 2004 amounted to $ 3,008.




NOTE  5  -  NOTE  PAYABLE-OTHERS

Notes  payable  -others  are  comprised  of  the  following:





Unsecured note, interest rate 6%, interest payable on last day of each month, due on demand . . . . . . . . . . . . . . . . . . . .  5,000

Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005 . . . . . . . . . . . . . . . . . .  5,000

Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005 . . . . . . . . . . . . . . . . . .  5,000

Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005 . . . . . . . . . . . . . . . . . .  5,000

Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005 . . . . . . . . . . . . . . . . . .  5,000

Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005 . . . . . . . . . . . . . . . . . .  5,000



Interest on these notes for the period ended June 30, 2004, and 2003 was $ 3,683 and $0, respectively. The amortization of loan discount for those loans issued at less than face value for the period ended June 30, 2004, and 2003 amounted to $20,517 and $0, respectively.

NOTE  6  -  COMMON  STOCK

During the quarterly period ended September 30, 2004, the Company issued common stock for various services to following parties:

The Company issued 275,000 shares of common stock for consulting services. These issuances have been valued at the fair market value on the date of issuance and amounted to $19,250. Included in above, 275,000 shares were issued to officers of the Company valued at $19,250.

NOTE  7  -  GOING  CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $7,068,834 at September 30, 2004. The Company incurred net losses of $1,153,805 and $391,340 for the periods ended September 30, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE  8  -  SUBSEQUENT  EVENTS

On July 2, 2004, the Company entered into Asset Purchase Agreement with YAP International, Inc. The Agreement provides for the sale of right, title and interest in Technology License Agreement with FoneFriend Systems, Inc. (FSI) and other tangible and intangible property used in connection with or relating to the sold assets, including, without limitation, the goodwill of the Purchased Assets as a going concern, inventory of FoneFriend "beta" devices, Internet servers and related equipment and software and 225,000 shares of FSI. On July 16, 2004, the Company received 5,416,151shares of Yap's common stock, subject to restrictions under Rule 144 of the Securities Act of 1933, as consideration.

As set forth in the Company's Form 8-K dated October 28, 2004, on Monday, October 25, 2004, Registrant received a letter ("Yap Letter") from Patrick M. Passenheim, Esq., counsel to Yap International Corporation ("Yap") which purported to rescind the Asset Purchase Agreement dated as of July 2, 2004 between Registrant and Yap ("Purchase Agreement") referred to in the preceding paragraph. The Purchase Agreement transferred to Yap certain tangible and intangible assets of Registrant relating to the FoneFriend" product and services ("Purchased Assets") in exchange for shares of the common stock of Yap ("Yap Shares"). The Yap Letter did not specifically rescind any of the collateral documents which were signed by the parties at the closing of the Yap transaction nor did Yap return any of the Purchased Assets to Registrant. The Yap shares delivered to Registrant at the closing were returned to Yap for re-distribution in the names of certain of Registrant's shareholders. Registrant thereafter advised Yap to return the Yap Shares to it. Registrant's Board of Directors is reviewing the Yap Letter with counsel and others and will decide upon an appropriate response to the Yap Letter within the near future.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

-     our  current  lack  of  working  capital;
- increased competitive pressures from existing competitors and new entrants;
- increases in interest rates or our cost of borrowing or a default under any material debt agreements;
-     deterioration  in  general  or  regional  economic  conditions;
- adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
-     loss  of  customers  or  sales  weakness;
-     inability  to  achieve  future  sales  levels  or other operating results;
-     the  unavailability  of  funds  for  capital  expenditures;  and
-     operational  inefficiencies  in  distribution  or  other  systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended March 31, 2004 and SB-2 filed on March 1, 2004.


ITEM  2.  PLAN  OF  OPERATION

OVERVIEW

Background
----------

We were originally incorporated in 1992 in Delaware under the name Picometrix Inc, and soon thereafter became a publicly traded company. In 1997, Picometrix, Inc. merged with another business and changed its name to IJNT.Net, and finally to Universal Broadband Networks, Inc. ("UBN"). On October 31, 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger, dated as of June 12, 2002 (and subsequently approved by the Bankruptcy Court), between FoneFriend, Inc., a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBN on November 21, 2002, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to FoneFriend, Inc. On October , 2004, FoneFriend's name was changed to Infinicall Corporation.

OVERVIEW

We are a development stage company which currently has no revenues until we acquired Voice over Internet Protocol customers as described below under the caption "Infinicall Corporation" below. Our primary business for Fiscal 2004 through June 2004 was to market an Internet telephony device called the "FoneFriend" and related services to consumers and businesses worldwide. The Internet telephony device was licensed from FoneFriend Systems, Inc. ("FSI") in April 2001. On July 2, 2004, subsequent to our year-end, we entered into an agreement with YAP International, Inc. ("YAP") to transfer certain assets and technology relating to the FoneFriend technology and related assets, which assets and technology we determined were unnecessary under our revised Plan of Operation, in exchange for 5,416,151 shares of the common stock of YAP. As set forth in the Company's Form 8-K dated October 28, 2004, on Monday, October 25, 2004, Registrant received a letter ("Yap Letter") from Patrick M. Passenheim, Esq., counsel to Yap International Corporation ("Yap") which purported to rescind that certain Asset Purchase Agreement dated as of July 2, 2004 between Registrant and Yap ("Purchase Agreement"). The Purchase Agreement transferred to Yap certain tangible and intangible assets of Registrant relating to the FoneFriend" product and services ("Purchased Assets") in exchange for shares of the common stock of Yap ("Yap Shares"). The Yap Letter did not specifically rescind any of the collateral documents which were signed by the parties at the closing of the Yap transaction nor did Yap return any of the Purchased Assets to Registrant. The Yap shares delivered to Registrant at the closing were returned to Yap for re-distribution in the names of certain of Registrant's shareholders. Registrant thereafter advised Yap to return the Yap Shares to it. Registrant's Board of Directors is reviewing the Yap Letter with counsel and others and will decide upon an appropriate response to the Yap Letter within the near future.


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

Prior to the acquisition of the 60,000 VoIP customers, we had approximately 23,114,603 common shares issued and outstanding. As a result of the acquisition, our total shares of common stock outstanding increased to 138,828,888 (on July 8, 2004), of which InfiniCom controls 83.35%. InfiniCom is 100% owned and controlled by Sean McCann. At September 30, 2004, there were 145,212,289 shares outstanding.

As a result of Mr. McCann's sole ownership of InfiniCom, his share control of FoneFriend and InfiniCom's agreements, we are solely dependent upon Mr. McCann, who is not an officer, director or employee of FoneFriend.

OUR  NEW  PLAN  OF  OPERATION

As a result of the InfiniCom transaction we have revised our plan of operation to focus on the VoIP customers acquired from InfiniCom.

We will acquire our customers by direct marketing, virtual marketing and performance based Internet marketing. We forecast that much of our customer growth will come from performance based Internet marketing agreements. The advantage of performance based Internet marketing agreements is that there is no cost to us without compensating revenues.

An example of one such performance based marketing agreement we have entered into is the Agreement with InfiniCom. InfiniCom agreed to supply subscribers at a cost of $150 each. Annual revenue from each subscriber is $180 under this arrangement, after payment to InfiniCom, under our servicing agreement guarantees that we will receive a minimum of 10% of the subscriber revenues, and we estimate that we will receive approximately 15% of the subscriber revenues, or greater, depending on the number of subscribers. InfiniCom warrants that it will replace the customer if any particular customer drops service with us prior to 52 weeks from the date that the customer is delivered.

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

We currently have a $3,000,000 facility with Dutchess Private Equities Fund, L.P. that may be used for a combination of future customer acquisition, network build-out and corporate development. This facility is satisfactory for our current plans. See "Need for Additional Financing" below.

REGARDING  THE  DISPOSITION  OF  FONEFRIEND  TECHNOLOGY  RELATED  ASSETS:

Management evaluated the potential yield from commercializing the "FoneFriend" technology, versus the projected costs of $2 to $3 million to build the FoneFriend infrastructure and implement a marketing campaign to attract customers. Management concluded that our financial and personnel resources would be better spent on marketing the new technology and services to the customers being acquired from InfiniCom. See Note 8 to the Company's Financial Statements for additional information regarding the sale and subsequent attempted rescission thereof, of the FoneFriend technology.

RESULTS  OF  OPERATIONS.

Three  month  period  ending  September  30,  2004  and  September  30,  2003:

We had revenues in the three months ended September 30, 2004. Further, we incurred operating expenses of $1,131,137 in three months ended September 30, 2004 compared to $391,340 in the three months ended September 30, 2004. The net loss was $1,153,805 in the three months ended September 30, 2004 compared to $391,340 in the three months ended September 30, 2003.

The losses can be expected to continue until we are able to generate revenues in excess of expenses from our recently acquired subscriber base, which sufficient revenues are anticipated to commence during the next quarter.

REVENUES

Since inception of our current business, we have not generated any revenues through June 30, 2004 and $ for the three months ended September 30, 2004. Subsequent to June 30, 2004, as a result of the July InfiniCom transaction, we have started to generate revenues. Specifically, we acquired 60,000 customers, which should generate gross revenues of $15 per customer, per month, or $900,000, of which we anticipate retaining approximately $130,000 of net proceeds after payment to InfiniCom under our servicing agreement. As of September 30, 2004, we have not received revenues from this transaction.

EXPENSES

Expenses for the three months ended September 30, 2004 and 2003 were $1,131,137 and $391,340, respectively, an increase of $739,797. The increase in expenses was primarily attributable to consulting fees, which were paid for by issuing shares of our common stock in exchange for services. Additionally, we wrote off our investment in the stock of FoneFriend Systems, Inc. incurring further expense of $150,000. This write-off was reversed in October, 2004.

We expect increases in expenses through the fiscal year ending March 30, 2005 as we move towards implementing our plan of operation. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

INCOME/LOSSES

Net loss attributable to common stockholders for the three months ended September 30, 2004 was $1,153,805 versus a loss of $391,340 for the three months ended September 30, 2003, an increase of $762,465. The increase was primarily attributable to increased consulting expenses, which were paid for by issuing shares of our common stock, and the write down in value of our investment in the stock of FoneFriend Systems, Inc., which write down was reversed in October 2004.

IMPACT  OF  INFLATION

We believe that inflation has not had a negative impact on our results of operations since inception. Until we are able to sell products and generate revenue we will be unable to pass on inflationary increases in our expenses from Development Stage Operations through increases in revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operations were $(1,045,971) for the three months ended September 30, 2004, versus cash flows used in operations of $(90,822) for the three months ended September 30, 2003.
Net cash flows provided by financing activities were $12,827,673 for the three months ended September 30, 2004, versus $81,300 during the three months ended June 30, 2003.

FACTORS  THAT  MAY  AFFECT  OUR  PLAN  OF  OPERATION

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. During the three months ended September 30, 2004, we experienced a net loss from development stage operations were negative. During the three months ended September 30, 2004, we experienced a net loss from development stage operations of and had negative cash flows. In addition, we had substantial shareholders' equity operating deficits for the three months ended September 30, 2004 and September 30, 2004, respectively. Lastly, we have significant present and future working capital demands, which will require substantial equity and debt financing which, with the exception of the Equity Line of Credit with Dutchess, have not yet been secured. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors have also expressed doubt as to our ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

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

- The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended November 12, 2004, the closing price of our common stock ranged from $0.04 to $0.43 per share.

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

The Liquidating Trustee under the plan of reorganization and subsequent merger of FoneFriend, Inc. with Universal Broadband, Inc. may have the right to require us to redeem their 5% stockholder interest in the Company at its option, at any time, for $3.0 million. Such redemption may have a material adverse effect on us and force us to seek protection under the bankruptcy laws. Additionally, the liquidating trustee may be entitled to receive additional stock pursuant to an anti-dilution clause contained in the plan of reorganization. The Company intends to issue the Liquidating Trustee additional shares of common stock in full payment of such anti-dilution clause.

We  are highly dependent upon Sean McCaan and his abilities to operate InfiniCom

As a result of our agreements with InfiniCom, and the ownership by InfiniCom of approximately 83.35% of our common restricted stock, and the ownership of 100% of InfiniCom by Sean McCaan, we are highly dependent upon InfiniCom and Mr. McCaan to properly serve our customers and produce our revenues.

NEED  FOR  ADDITIONAL  FINANCING

On February 25, 2004, the Company entered into an agreement, (the "Investment Agreement") with Dutchess Private Equities Fund, L.P., a Delaware limited partnership ("Dutchess") whereby the Company can place a put to Dutchess to acquire the common stock of the Company at a discount to market, for a sum not exceeding $3,000,000. Under the terms of the Investment Agreement the Company filed a Registration Statement with the Securities and Exchange Commission, which registration has been deemed effective. See the Company's Form 10-KSB for the fiscal year ended March 31, 2004. On May 18, 2004, the Company borrowed $118,000 from Dutchess Private Equities Fund, II, L.P. The note was a discount note which resulted in net proceeds of $100,000. The note was due on August 31, 1004 and has been paid in full. In addition, the Company had to pay $10,000 in legal fees for the preparation of the documentation for this transaction.

On June 4, 2004, the Company borrowed $305,000 from Dutchess Private Equities Fund, II, L.P. The note was a discount note which resulted in net proceeds of $260,000. The Note was due on September 1, 2004, and has been paid in full. In addition, the Company had to pay $7,500 in legal fees for the preparation of the documentation for this transaction. The Company issued Dutchess 100,000 shares of restricted common stock. The Company entered into a 90-day consulting agreement with Dutchess Advisors, LLC, wherein they issued their principal 200,000 shares of common stock registered on Form S-8.

On June 8, 2004, the Company issued to Compass Capital 1,631,659 shares of its common stock registered under a SB-2 Registration as conversion of a promissory note  in  the  principal  amount  of $100,000, together with interest of $7,500.

On  June  14,  2004,  The  Company  exercised a put to Dutchess ("Dutchess") for
129,500  SB-2  shares  of  common  stock  from  which the Company netted $5,519.

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

We estimate we will need approximately $2,000,000 in additional capital during the next 12 months to cover overhead and develop our business. Our Dutchess equity line of credit, combined with possible debt or equity financing, is intended to address our capital requirements. If we develop revenues from operations during 2004 and early 2005, as a result of the InfiniCom transaction, the need for capital at the projected level will decrease.

Overall, we have funded our cash needs from inception through September 30, 2004, with a series of debt and equity transactions, including an Equity Line of Credit with Dutchess. The failure of the Equity Line of Credit or other equity financing to satisfy our working capital needs would have a material adverse effect on our operations and financial condition.

We had cash on hand of $496 and a stockholders' deficit of $(7,068,834) as of September 30, 2004. We had cash on hand of $94 and stockholders' deficit of $5,915,028 as of June 30, 2004. Our current working capital deficit is primarily due to current obligations in accounts payable and accrued consulting expense. We can not yet, and may never be able to, rely on the existence of revenue from our business, however, we have no current or projected capital reserves that will sustain our business for any length of time. In addition, there can be no assurance additional capital in the future will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation of successful financing activities. The funds raised from this offering will also be used to market our product as well as expand operations and contribute to working capital. However, there can be no assurance we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

-     Curtail  our  intended  product  launch
-     Forego  or  postpone  marketing  expenditures
- Limit our future marketing efforts to areas we believe would be the most efficient and profitable.
-     Outsource  goods  and  services  as  much  as  possible.

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

PART  II--OTHER  INFORMATION

ITEM  1.      LEGAL  PROCEEDINGS

     None

ITEM  2.  CHANGES  IN  SECURITIES

RECENT  SALES  OF  SECURITIES

On July 1, 2004, the Company issued 96,428,571 shares of its restricted common stock to InfiniCom Networks, Inc. in exchange for 50,000 VoIP customers.

On July 8, 2004 and October 20, 3004, the Company issued 19,285,714 and 12,714 shares of its restricted common stock to InfiniCom Networks, Inc. as partial compensation for the purchase of an aggregate of 22,714 VoIP customers.


ITEM  3.      DEFAULTS  BY  THE  COMPANY  UPON  ITS  SENIOR  SECURITIES

     None

ITEM  4.      SUBMISSION  OF  MATTER  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.      OTHER  INFORMATION

SUBSEQUENT  TO  QUARTER  END
----------------------------

None

ITEM  6.      EXHIBITS  AND  REPORTS  OF  FORM  8-K

(a)     Exhibits
        --------

31.1* Certification of Robin Glanzl pursuant to Section 302 of the Sarbanes-Oxley Act
31.2* Certification of James. A Trodden pursuant to Section 302 of the Sarbanes-Oxley Act
32.1* Certification of Robin Glanzl pursuant to Section 906 of the Sarbanes-Oxley Act
32.2* Certification of James A. Trodden pursuant to Section 906 of the Sarbanes-Oxley Act

*     Filed  herewith

(b)     Form  8-K  subsequent  to  Quarter  End
        ---------------------------------------

     8-K  Report  filed  on  August  31,  2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     INFINICALL  CORPORATION


By:  /s/ Robin Glanzl
         Robin  Glanzl,  President
Date:  November  22,  2004