Form 10QSB
period 2004-12-31
Infinicall CORP
filed 2005-02-22
CIK 925739

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

                For the quarterly period ended: December 31, 2004

                        Commission file number 000-24408

                             INFINICALL CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                  33-0611753
        --------                                  ----------
(State  or  other  jurisdiction  of               (I.R.S.  Employer
 incorporation  or  organization)              Identification  Number)

      8447  WILSHIRE  BLVD.,  5TH  FLOOR
         BEVERLY  HILLS,  CALIFORNIA                    90211
        ---------------------------                     -----
    (Address  of  Principal  Executive  Offices)     (Zip  Code)

                               (310)  289-2338
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

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2004 was 145,212,289 shares.

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

ITEM  1.  FINANCIAL  STATEMENTS


                                    INFINICALL CORPORATION
                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEET
                                     SEPTEMBER 30, 2004
                                        (UNAUDITED)


                                                                   ASSETS
                                                                   ---------------------
                                                                   CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $                309

  PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . .                11,202

  OTHER ASSETS
    Technology rights, FoneFriend license net of amortization . .               244,331
                                                                   ---------------------
                                                                   $            255,842
                                                                   =====================


                LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------

  CURRENT LIABILITIES:
    Accounts payable and accrued expenses . . . . . . . . . . . .  $            268,703
    Consulting contract payable . . . . . . . . . . . . . . . . .               120,141
    Notes payable . . . . . . . . . . . . . . . . . . . . . . . .               802,200
                                                                   ---------------------
      Total current liabilities . . . . . . . . . . . . . . . . .             1,191,044

  STOCKHOLDERS' DEFICIT
    Common stock, $0.001par value ;200,000,000 shares authorized;
    145,212,289 shares issued and outstanding . . . . . . . . . .               145,212
    Additional paid-in capital. . . . . . . . . . . . . . . . . .            18,109,527
    Prepaid consulting expenses . . . . . . . . . . . . . . . . .              (388,024)
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . .           (18,801,916)
      Total stockholders' deficit . . . . . . . . . . . . . . . .              (935,202)
                                                                   ---------------------
                                                                   $            255,842
                                                                   =====================





                                                FOR THE THREE MONTH PERIOD
                                                    ENDED DECEMBER 31,
                                                 2004                2003

REVENUES                                     $         -         $        -

OPERATING EXPENSES:
   General and administrative                     383,590            74,344
   Impairment of investment                             -                 -
   Impairment of long-lived assets             11,314,285                 -
   Consulting expenses                            489,017           241,539
                                              ------------------------------
         TOTAL OPERATING LOSS                 (12,186,892)         (315,883)
                                              ------------------------------

Non-operating expense:
   Loss on settlement of debt                           -                 -
   Interest expense                                11,635                 -
Total non-operating expense                        11,635                 -
                                              ------------------------------

LOSS BEFORE INCOME TAX                        (12,175,257)         (315,883)

Provision for income taxes                              -                 -
                                              ------------------------------

NET LOSS                                      (12,175,257)         (315,883)
DIVIDEND PAID TO PREFERRED SHAREHOLDERS                 -                 -
                                              ------------------------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS   $ (12,175,257)      $ (315,883)
                                              ==============================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING *                138,973,087         9,386,000
                                              ==============================

BASIC AND DILUTED NET LOSS PER SHARE FOR
    COMMON STOCK                             $      (0.09)       $    (0.03)
                                              ==============================

* Weighted average number of shares used to compute basic and diluted loss per share is the same since  the effect of dilutive securities is anti-dilutive.


                                                  INFINICALL CORPORATION.
                                            (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF CASH FLOWS



                                                                                    2004         2003
                                                                         ----------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (12,886,887)  $ (391,340)
    Adjustments to reconcile loss from development stage operations to net cash used in operating activities
      Shares issued for consulting services & prepaid expense . . . . .          603,283       80,000
      Shares issued for legal settlement. . . . . . . . . . . . . . . .                -            -
      Shares issued for legal fees. . . . . . . . . . . . . . . . . . .           18,000            -
      Shares issued for interest expense. . . . . . . . . . . . . . . .            7,500            -
      Shares issued for expenses. . . . . . . . . . . . . . . . . . . .          195,577      195,577
      Loss on settlement of debt. . . . . . . . . . . . . . . . . . . .           16,716            -
      Shares issued for dividends to preferred shareholders . . . . . .                -            -
      Write off of inventory. . . . . . . . . . . . . . . . . . . . . .            6,000            -
      Capitalized development costs . . . . . . . . . . . . . . . . . .                -            -
      Impairment of capitalized development costs . . . . . . . . . . .                -            -
      Impairment of long lived assets . . . . . . . . . . . . . . . . .       11,314,285   11,314,285
      Impairment of investment. . . . . . . . . . . . . . . . . . . . .                -            -
      Depreciation and amortization expense . . . . . . . . . . . . . .          277,358        1,746
      (Increase) decrease in current assets:
           (Increase)/Decrease in prepaid expenses. . . . . . . . . . .                -      102,750
           Purchase of inventory equipment. . . . . . . . . . . . . . .                -         (400)
           Decrease/(Increase) in Deposits. . . . . . . . . . . . . . .            4,561            -
      Increase (decrease) in current liabilities:
           (Decrease) in accounts payable and accrued expenses. . . . .          (18,036)      27,617
           Litigation settlement payable. . . . . . . . . . . . . . . .                -       20,000
           Increase in consulting contract payable. . . . . . . . . . .          120,141      163,500
           Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -      (14,695)

                                                                         -----------------------------
              Total adjustments . . . . . . . . . . . . . . . . . . . .       12,545,385      380,518

                                                                         -----------------------------
              Net cash provided (used) by development stage operations.         (341,502)     (10,822)
                                                                         -----------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment. . . . . . . . . . . . . . . .                -            -
      Acquisition of technology license . . . . . . . . . . . . . . . .                -            -
      Acquisition of investment . . . . . . . . . . . . . . . . . . . .                -            -
      Payment to universal broadband. . . . . . . . . . . . . . . . . .                -            -
      Payments towards the acquisition of customer list . . . . . . . .         (250,000)           -
                                                                         -----------------------------
              Net cash used in investing activities . . . . . . . . . .         (250,000)           -

         CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loans payable . . . . . . . . . . . . . . . . . . .          423,000            -
      Loan from officers and others . . . . . . . . . . . . . . . . . .           (5,226)       1,300
      Issuance of stock for cash. . . . . . . . . . . . . . . . . . . .          168,424            -
      Issuance of preferred stock for cash. . . . . . . . . . . . . . .            5,519            -

                                                                         -----------------------------
              Net cash provided by financing activities . . . . . . . .          591,717        1,300
                                                                         -----------------------------

         Net increase (decrease) in cash & cash equivalents . . . . . .              215       (9,522)

         CASH & CASH EQUIVALENTS, BEGINNING BALANCE . . . . . . . . . .               94       20,221

                                                                         -----------------------------
         CASH & CASH EQUIVALENTS, ENDING BALANCE. . . . . . . . . . . .    $         309   $   10,699
                                                                         =============================


  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .    $           -          -
                                                                         =============================
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $           -          -


ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             INFINICALL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

..NOTE  1  -  DESCRIPTION  OF  BUSINESS  &  BASIS  OF  PRESENTATION

A.  Description  of  business

InfiniCall Corporation f/k/a/ FoneFriend, Inc. ("InfiniCall" or the "Company") was incorporated in June of 1992, under the name of Picomatrix. The Company went through a series of corporate changes and ultimately changed its name to Universal Broadband Networks as a public company ("UBN"). UBN went into Chapter 11 in October 2000. The Company reorganized with FoneFriend, Inc., a Nevada corporation on November 20, 2002. FoneFriend changed its name to InfiniCall in October, 2004.

The Company is a development stage enterprise and had not generated any revenue during its history until a majority stock position was acquired by InfiniCom Networks, Inc. ("InfiniCom") on July 1, 2004. The primary business of the Company is Internet Telephony. The Company provides Voice over Internet Protocol
(VoIP) communications and related services to customers worldwide for a low monthly fee of about $15.00 per month.

B.  Basis  of  Presentation

The audited financial statements for the year ended March 31, 2004 were filed on July 16, 2004 with the Securities and Exchange Commission and are hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

Issuance  of  Shares  for  Customers

On July 1, 2004, the Company issued 50,000 shares of its common stock to InfiniCom as partial consideration for 50,000 VoIP customers. In addition, the Company paid InfiniCom $250,000 and issued a Promissory Note, due upon demand, for $500,000. Additional customers were purchased by InfiniCall from Infinicom during the last few months resulting in a present customer base of approximately 120,000 customers,

Issuance  of  Shares  for  Service

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

NOTE  2  -  DEPRECIATION  AND  AMORTIZATION

Property and equipment are stated at cost. Property and equipment at September 30, 2004 consists of the following:


             Furniture and office equipment  $19,611
             Accumulated depreciation . . .    8,409
             Total. . . . . . . . . . . . .  $11,205
                                             -------

NOTE  3  -  INTANGIBLE  ASSETS

Net  intangible  assets  at  December 31, 2004 were  as  follows:

             License . . . . . . . . . . .  $300,000
                                           =========
             Less Accumulated amortization  (55,669)
                                            $244,331

Amortization expenses for the Company's intangible assets over the next five twelve-month periods are estimated to be:

             2005 . . .  $ 37,113
             2006 . . .    37,113
             2007 . . .    37,113
             2008 . . .    37,113
             2009 . . .    37,113
             Thereafter    58,766
                         --------
             Total. . .  $244,331
                         ========

NOTE  4  -  NOTE  PAYABLE-OFFICER

The note from the officer of the Company is due on demand. The note is unsecured and bears the annual interest rates of 10% on the unpaid principal balance. Interest on this note for the period ended December 31, 2004 amounted to $ 3,008.

NOTE  5  -  NOTE  PAYABLE-OTHERS

Notes  payable  -others  are  comprised  of  the  following:

Unsecured Note face value of $168,000 issued at a discounted price of $140,000, interest free, due December 1, 2004. The note was paid in full in October 2004.



Unsecured note, interest rate 6%, payable on demand to acquire the customer data base
                                                                     650,000
Unsecured note, interest rate 6%, interest payable on last day of

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

Unsecured note, interest rate 8%, interest payable on last day of each month, due April 1, 2005
                                                                       5,000
                                                                     -------
                                                                     680,000
                                                                     =======

Interest  on these notes for the period ended December 3, 2004 was $
10,275.

NOTE  6  -  COMMON  STOCK

During the quarterly period ended December 31, 2004, the Company issued common stock for various services to following parties:

The Company issued 275,000 shares of common stock for consulting services. These issuances have been valued at the fair market value on the date of issuance and amounted to $19,250. Included in above, 275,000 shares were issued to officers of the Company valued at $19,250.

NOTE  7  -  GOING  CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $18,801,916 December 31, 2004. The Company incurred net losses of $12,198,527 and $526,100 for the periods ended December 31, 2004 and 2003, respectively. In view of matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On July 2, 2004, the Company entered into Asset Purchase Agreement with YAP International, Inc. The Agreement provided for the sale of right, title and interest in Technology License Agreement with FoneFriend Systems, Inc. (FSI) and other tangible and intangible property used in connection with or relating to the sold assets, including, without limitation, the goodwill of the Purchased Assets as a going concern, inventory of FoneFriend "beta" devices, Internet servers and related equipment and software and 225,000 shares of FSI. On July 16, 2004, the Company received 5,416,151 shares of Yap's common stock as consideration. As set forth in the Company's Form 8-K dated October 28, 2004, on Monday, October 25, 2004, the Company received a letter from Yap International Corporation ("Yap") which purported to rescind the Asset Purchase Agreement dated as of July 2, 2004 between the Company and Yap ("Purchase Agreement") referred to in the preceding paragraph. The Purchase Agreement transferred to Yap certain tangible and intangible assets of the Company relating to the FoneFriend" product and services ("Purchased Assets") in exchange for shares of the common stock of Yap ("Yap Shares"). The Yap Letter did not specifically rescind any of the collateral documents which were signed by the parties at the closing of the Yap transaction nor did Yap return any of the Purchased Assets to the Company.The Yap shares which were delivered to Yap's transfer agent specified the number of Yap shares to be issued to the Company's shareholders without regards to the Liquidating Trust which should have been addressed. The Company thereafter advised Yap that it would not consent to a distribution negating the Liquidating Trust stock position.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended March 31, 2004.

ITEM  2.  PLAN  OF  OPERATION

OVERVIEW

BACKGROUND
----------

We were originally incorporated in 1992 in Delaware under the name Picometrix Inc, and soon thereafter became a publicly traded company. In 1997, Picometrix, Inc. merged with another business and changed its name to IJNT.Net, and finally to Universal Broadband Networks, Inc. ("UBN"). On October 31, 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger, dated as of June 12, 2002 (and subsequently approved by the Bankruptcy Court), between FoneFriend, Inc., a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBN on November 21, 2002, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to FoneFriend, Inc. In October 2004, FoneFriend's name was changed to Infinicall Corporation.

OVERVIEW

We are a development stage company which currently had no revenues until we acquired Voice over Internet Protocol customers as described below under the caption "Infinicon Acquisition" below. Our primary business for Fiscal 2004 through June 2004 was to market an Internet telephony device called the "FoneFriend" and related services to consumers and businesses worldwide. The Internet telephony device was licensed from FoneFriend Systems, Inc. ("FSI") in April 2001. On July 2, 2004, subsequent to our year-end, we entered into an agreement with YAP International, Inc. ("YAP") to transfer certain assets and technology relating to the FoneFriend technology and related assets, which assets and technology we determined were unnecessary under our revised Plan of Operation, in exchange for 5,416,151 shares of the common stock of YAP. As set forth in the Company's Form 8-K dated October 28, 2004, on Monday, October 25, 2004, the Company received a letter ("Yap Letter") from Yap International Corporation ("Yap") which purported to rescind that certain Asset Purchase Agreement dated as of July 2, 2004 between The Company and Yap ("Purchase Agreement"). The Purchase Agreement transferred to Yap certain tangible and intangible assets of the company relating to the FoneFriend product and services ("Purchased Assets") in exchange for shares of the common stock of Yap ("Yap Shares"). The Yap Letter did not specifically rescind any of the collateral documents which were signed by the parties at the closing of the Yap transaction nor did Yap return any of the Purchased Assets to the Company. .The Yap shares which were delivered to Yap's transfer agent specified the number of Yap shares to be issued to the Company's shareholders without regards to the Liquidating Trust which should have been a addressed. The Company thereafter advised Yap that it would not consent to a distribution negating the Liquidating Trust stock position.

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

Prior to the acquisition of the 60,000 VoIP customers, we had approximately 23,114,603 common shares issued and outstanding. As a result of the acquisition, our total shares of common stock outstanding increased to 138,828,888 of which InfiniCom controls 83.35%. At December 31, 2004, there were 145,212,289 shares outstanding.

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

An example of one such performance based marketing agreement we have entered into is the Agreement with InfiniCom. InfiniCom agreed to supply subscribers at a cost of $150 each. Annual revenue from each subscriber is anticipated to be $180 under this arrangement. After payment to InfiniCom, under our servicing agreement it is anticipated that we will receive approximately 10% of the subscriber revenues. InfiniCom warrants that it will replace the customer if any particular customer drops service with us prior to 52 weeks from the date that the customer is delivered.

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

We are currently considering offering our customers a stand-alone, Internet appliance device which will allow our customers to use their ordinary telephone handset to make calls using our service. We plan to offer this product at minimal cost to our customers (and potential customers) in exchange for their commitment to a long-term service agreement. Alternatively, we may offer such product at a charge to those customers who use our service on a month-to-month basis.

Through InfiniCom as our agent, we bill and collect money for services at the time the service is offered directly from a subscriber's credit card or check card. Since our services include the ability for call termination to points outside the unlimited dialing area

We currently have a $3,000,000 facility with Dutchess Private Equities Fund, L.P. that may be used for a combination of future customer acquisition, network build-out and corporate development. This facility is satisfactory for our current plans. See "Need for Additional Financing" below.

REGARDING  THE  DISPOSITION  OF  FONEFRIEND  TECHNOLOGY  RELATED  ASSETS:

Management evaluated the potential yield from commercializing the "FoneFriend" technology, versus the projected costs of $2 to $3 million to build the FoneFriend infrastructure and implement a marketing campaign to attract customers. Management concluded that our financial and personnel resources would be better spent on marketing the new technology and services to the customers being acquired from InfiniCom

RESULTS  OF  OPERATIONS.

Three  month  period  ending  December 31, 2004 and  December 31, 2003:

The Compant did not realize any revenues in the three months ended December 31, 2004. Further, we incurred operating expenses of $12,186,893 in three months ended December 31, 2004 compared to $134,760 in the three months ended December 31, 2004. The net loss was $12,198,527 in the three months ended December 31, 2004 compared to $134,760 in the three months ended December 31, 2003.

The losses can be expected to continue until we are able to generate revenues in excess of expenses from our recently acquired subscriber base, which sufficient revenues are anticipated to commence during the next quarter.

REVENUES

Since inception of our current business, we have not generated any revenues through June 30, 2004 and have not realized any revenues for the three months ended December 31, 2004.

EXPENSES

Expenses for the three months ended December 31, 2004 and 2003 were $12,186,893 and $134,760 respectively.The increase in expenses was primarily attributable to consulting fees, which were paid for by issuing shares of our common stock in exchange for services. Additionally, we wrote off our investment in the stock of FoneFriend Systems, Inc. incurring further expense of $150,000. This write-off was reversed in October, 2004.

We expect increases in expenses through the fiscal year ending March 30, 2005 as we move towards implementing our plan of operation. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

INCOME/LOSSES

Net loss attributable to common stockholders for the three months ended December 31, 2004 was $12,198,527 versus a loss of $526,100 for the three months ended December 31, 2003. The increase was primarily attributable to increased consulting expenses, which were paid for by issuing shares of our common stock, and the write down in value of our investment in the stock of FoneFriend
Systems,  Inc.,  which  write  down  was  reversed  in  October  2004.

IMPACT  OF  INFLATION

We believe that inflation has not had a negative impact on our results of operations since inception. Until we are able to sell products and generate revenue we will be unable to pass on inflationary increases in our expenses from Development Stage Operations through increases in revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operations were $12,886,887 for the three months ended December 31, 2004 versus cash flows used in operations of $526,100 for the three months ended December 31, 2003..

FACTORS  THAT  MAY  AFFECT  OUR  PLAN  OF  OPERATION

Our consolidated financial statements have been prepared assuming we will continue as a going concern. During the three months ended December 31, 2004, we experienced a net loss from development stage operations of and had negative cash flows. In addition, we had substantial shareholders' equity operating deficits for the three months ended December 31, 2004. Lastly, we have significant present and future working capital demands, which will require substantial equity and debt financing which, with the exception of the Equity Line of Credit with Dutchess, have not yet been secured. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

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

We intend to rely upon several unaffiliated, third party companies for computer equipment and software, network services, component parts, systems integration and operational aspects of our business. Our inability to maintain relationships with, or the loss of one or more of these unaffiliated companies, or the failure of their subcontractors or suppliers to meet our operational requirements may force us to reduce or eliminate expenditures for developing our infrastructure, research and development, marketing of our product or otherwise curtail or discontinue operations, all of which may have a material adverse effect on our business, financial condition and results of operation.

Our common stock price has been or may continue to be volatile and investors may find it difficult to sell their shares for a profit.

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended December 31, 2004, the closing price of our common stock ranged from $0.04 to $0.43 per share.

Existing stockholders will experience significant dilution from our sale of shares to Dutchess.

Because our common stock is deemed a low-priced "penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Our agreements with InfiniCom are crucial to our success. If InfiniCom defaults on its obligations under its agreements with us, we may not succeed or be forced to find an alternative Internet voice transmission technology, which may be cost prohibitive.

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

The Liquidating Trustee under the plan of reorganization and subsequent merger of FoneFriend, Inc. with Universal Broadband, Inc. may have the right to require us to redeem their 5% stockholder interest in the Company at its option, at any time, for $3.0 million. Such redemption may have a material adverse effect on us. and force us to seek protection under the bankruptcy laws.The Company intends to issue the Liquidating Trustee additional shares of common stock in full payment of such anti-dilution clause.

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

On September 10, 2004, the Company borrowed $168,000 from Dutchess Private Equities Fund, II, L.P. The note was a discount note which resulted in net proceeds of $135,000. The Note was due on December, 2004 but was totally prepaid in October, 2004.


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

We had cash on hand of $309 and a stockholders' deficit of $18,801,916 as of December 31, 2004. Our current working capital deficit is primarily due to current obligations in accounts payable and accrued consulting expense. We can not yet, and may never be able to, rely on the existence of revenue from our business, however, we have no current or projected capital reserves that will sustain our business for any length of time. In addition, there can be no assurance additional capital in the future will be available to us when needed or available on terms favorable to us.


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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below. However, as a result of our agreement with InfiniCom we anticipate enhancements in our fourth quarter in our internal controls.

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

On July 8, 2004, the Company issued 19,285,714 shares of its restricted common stock to InfiniCom Networks, Inc. as partial compensation for the purchase of an aggregate of 10,000 VoIP customers.

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

                             INFINICALL CORPORATION


                           By:  /s/  Robin  Glanzl
                                     Robin  Glanzl,  President
                           Date:  February 22, 2005