Form 10QSB/A
period 2004-12-31
Infinicall CORP
filed 2005-03-30
CIK 925739

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden
hours per response . . . . . .182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24408
INFINICALL CORPORATION
(Exact name of small business issuer as specified in its charter)

DELAWARE		33-0611753
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
8447 WILSHIRE BLVD., 5TH FLOOR BEVERLY HILLS, CALIFORNIA 90211
(Address of Principal Executive Offices) (Zip Code)

(323) 653-6110
(Issuer's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2004 was 161,037,984 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes No X

ITEM 1. FINANCIAL STATEMENTS

INFINICALL CORPORATION
(FORMERLY, FONEFRIEND, INC.)
(A Development Stage Company)
BALANCE SHEET
December 31, 2004
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,244

PROPERTY AND EQUIPMENT, net	10,286

$15,530

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$358,990
Notes payable	558,000
Total current liabilities	916,990

STOCKHOLDERS' DEFICIT
Common stock, $0.001par value ;200,000,000 shares authorized;
161,037,984 shares issued and outstanding	161,037
Additional paid-in capital	21,443,858
Prepaid consulting expenses	(194,012)
Accumulated deficit	(22,312,342)
Total stockholders' deficit	(901,460)

$15,530

INFINICALL CORPORATION (FORMERLY, FONEFRIEND, INC.) (A Development Stage Company) STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative
	For the three month periods		For the nine month periods		from Inception
	ended December 31,		ended December 31,		(April 24, 2001
	2004	2003	2004	2003	to December 31, 2004

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	98,785	19,153	772,216	113,395	1,906,140
Impairment of investment	-	-	-	-	150,000
Impairment of long-lived assets	2,756,649	-	14,070,934	-	15,630,903
Compensation and consulting expenses	616,511	115,607	1,482,848	412,705	3,996,555
Total operating loss	(3,471,945)	(134,760)	(16,325,998)	(526,100)	(21,683,598)

Non-operating expense:
Loss on settlement of debt	-	-	16,716	-	(16,716)
Interest expense	38,480	-	53,798	-	(63,503)
Litigation settlement	-	-	-	-	(81,940)
Total non-operating expense	(38,480)	-	(70,514)	-	(162,159)

Loss before income tax	(3,510,424)	(134,760)	(16,396,512)	(526,100)	(21,845,756)

Provision for income taxes	-	-	800	-	2,400

Net loss	(3,510,424)	(134,760)	(16,397,312)	(526,100)	(21,848,156)

Dividend paid to preferred shareholders	-	-	-	-	(464,186)

Net loss applicable to common shareholders	$(3,510,424)	$(134,760)	$(16,397,312)	$(526,100)	$(22,312,342)

Basic and diluted weighted average number of common stock outstanding *	153,702,595	9,556,000	104,198,313	9,556,000

Basic and diluted net loss per share for common stock	$(0.02)	$(0.01)	$(0.16)	$(0.06)

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

INFINICALL CORPORATION
(FORMERLY, FONEFRIEND, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2004 & 2003
(UNAUDITED)
			Cumulative
			from inception
			(April 24, 2003)
			to December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,397,312)	$(526,100)	(22,312,342)
Adjustments to reconcile loss from development stage operations to net cash used in operating activities
Shares issued for compensation, consulting services & prepaid expense	828,442	80,000	6,754,572
Shares issued for legal settlement	-	-	42,000
Shares issued for legal fees	18,000	-	31,500
Shares issued for interest expense	16,500	-	16,500
Shares issued for expenses	195,577		195,577
Loss on settlement of debt	16,716	-	16,716
Shares issued for dividends to preferred shareholders	-	-	464,186
Write off of inventory	6,000	-	16,000
Capitalized development costs	-	-	(1,626,305)
Impairment of capitalized development costs	-	-	1,559,969
Impairment of long lived assets	14,070,934		14,070,934
Impairment of investment	-	-	150,000
Depreciation and amortization expense	666,300	2,619	708,973
(Increase) decrease in current assets:
Decrease in prepaid expenses	-	102,750	(633,050)
Purchase of inventory equipment	-	(400)	(16,000)
Decrease in Deposits	4,561	-	4,561
Increase (decrease) in current liabilities:
(Decrease) in accounts payable and accrued expenses	(15,323)	85,046	318,636
Litigation settlement payable	-	10,000	20,000
Increase in consulting contract payable	87,140	163,500	87,140
Other	-	(14,695)	(23,095)

Total adjustments	15,894,847	428,820	22,158,814

Net cash used by development stage operations	(502,465)	(97,280)	(153,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(15,840)
Acquisition of technology license	-	-	(300,000)
Acquisition of investment	-	-	(150,000)
Cash payment to universal broadband	-	-	(50,000)
Cash payments towards the acquisition of customer list	(250,000)	-	(250,000)

Net cash used in investing activities	(250,000)	-	(765,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	500,000	87,612	686,188
Loan from officers and others	(6,226)	1,300	(26,236)
Issuance of stock for cash	263,841	-	264,661

Net cash provided by financing activities	757,615	88,912	924,613

Net increase (decrease) in cash & cash equivalents	5,150	(8,368)	5,244

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	94	20,221	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,244	$11,853	5,244

INFINICALL CORPORATION

(FORMERLY, FONEFRIEND INC.)

A Development stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS & BASIS OF PRESENTATION

A. Description of business

Infinicall Corporation formerly, FoneFriend, Inc. (the "Company") was incorporated on April 24, 2001, under the laws of the State of Nevada, and on November 21, 2002, was merged with and into FoneFriend, Inc., a Delaware corporation.

The Company is a development stage enterprise and has not realized any revenue during its history. The primary business of the Company is Internet Telephony. The Company provides Voice over Internet Protocol (VoIP) communications and related services to customers worldwide for a low monthly fee of about $15.00.

On July 1, 2004 the Company completed its acquisition of 50,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc., a California corporation, whereby the Company issued 96,428,571 shares of its common stock to InfiniCom, in addition to cash of $250,000 and a promissory note for $500,000 with simple interest at the rate of six (6%) percent, per annum. Prior to the Acquisition the Company had approximately 23,114,603 common shares issued and outstanding. As a result of the Acquisition the shares outstanding increased to 119,543,174 of which InfiniCom controls 80.66%.

As of December 31, 2004, Infinicom Networks, Inc has 126,073,749 shares of the Company which results in them owning 78.29% of the shares of the Company.

The Company changed its name from Fonefriend Inc. to Infinicall Corporation in October 2004.

B. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended March 31, 2004 were filed on July 16, 2004 with the Securities and Exchange Commission and are hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

INFINICALL CORPORATION

(FORMERLY, FONEFRIEND INC.)

A Development stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED

Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Long-lived assets

The Company reviews for the impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Recent Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 2 - PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Property and equipment at December 31, 2004 consists of the following:
Furniture and office equipment	$19,611
Accumulated depreciation	9,325
Total	$ 10,286

INFINICALL CORPORATION

(FORMERLY, FONEFRIEND INC.)

A Development stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED

NOTE 3- NOTE PAYABLE

Notes payable comprises of the following:
Unsecured note, interest rate 10%, interest payable on last day of each month, due on demand Unsecured note, interest rate 6%, payable on demand to acquire the customer data base	13,000 515,000
Unsecured note, interest rate 6%, interest payable on last day of
each month, due on demand	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000

Unsecured note, interest rate 8%, interest payable on last day of
each month, due April 1, 2005	5,000
558,000

Interest on these notes for the period ended December 31, 2004, and 2003 was $ 20,025 and $0, respectively.

NOTE 4 COMMON STOCK

During the period ended December 31, 2004, the Company issued common stocks for various services to following parties:

The Company issued 7,874,500 shares of common stock for consulting services. These issuances have been valued at the fair market value on the date of issuance and amounted to $ 828,442.

The Company issued 200,000 shares of common stock for legal services. These issuances have been valued at the fair market on the date of issuance and amounted to $18,000.

The Company issued 1,631,659 shares of common stock valued at $124,216 in exchange of settlement of debt amounting $107,500 resulting in a loss of $16,716.

On July 1, 2004, the Company closed its acquisition of 50,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc. The Company acquired 50,000 customers for consideration of $7,500,000, which was paid by $250,000 in cash, a promissory note for $500,000 and 96,428,571 shares of common stock. The Company issued 96,428,571 shares of common stock on June 30, 2004, valued at $8,928,571.

The Company issued 19,428,571 shares of its common stock and executes a promissory note for $150,000 in exchange for an additional 10,000 VoIP customers, which occurred on July 8, 2004.

The Company issued 10,216,607 shares of its common stock to InfiniCom Networks, Inc. in consideration of adjustment of the purchase price of the original 60,000 customers purchased by the Company amounting to $ 2,410,152, payment of accrued interest on notes amounting to $ 9,000 and partial payment of notes amounting to $ 135,000.

INFINICALL CORPORATION

(FORMERLY, FONEFRIEND INC.)

A Development stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED

The Company issued 275,000 shares of common stock valued at $27,500 to Ms. Robin Glanzl as an inducement to join the Company and act as the Company's President.

The Company issued 6,874,632 shares of common stock valued at $1,053,118 to Dutchess Private Equity Fund, LP. Of the proceeds, $ 599,419 was used to offset against Notes Payable to Dutchess, $195,577 for related expense, and $263,841 were in cash.

The Company issued 350,000 shares towards the exercise of option. The monies due on the exercise of the option amounted to $ 3,500 which has been applied towards the consulting monies due to the optionee.

NOTE 5 - IMPAIRMENT OF LONG-LIVED ASSETS

On July 1, 2004, the Company completed the acquisition of 50,000 Voice over Internet Protocol customers from InfiniCom.

Pursuant to the terms of the definitive agreements, consisting of a Services and Marketing Agreement, a Network Carrier Services Agreement and a Stock Acquisition Agreement (collectively referred to as the "Agreements") dated June 6, 2004, as modified by the Letter Agreement of July 1, 2004, the Company issued 96,428,571 shares of its common stock, $250,000 in cash and a promissory obligation to pay $500,000 in exchange for the 50,000 Voice over Internet Protocol customers. Pursuant to the Letter Agreement of July 1, 2004, FoneFriend issued an additional 19,285,714 shares of its common stock and execute a promissory note for $150,000 in exchange for an additional 10,000 VoIP customers, which occurred on July 8, 2004.

On November 12, 2004, the Company issued 10,216,607 shares of its common stock to InfiniCom Networks, Inc. in consideration of adjustment of the purchase price of the original 60,000 customers purchased by the Company amounting to $ 2,512,319, payment of accrued interest on notes amounting to $ 9,000 and partial payment of notes amounting to $ 135,000.

The Company purchased a license to use the FoneFriend technology for $ 300,000 for a period of ten years from FoneFriend Systems, Inc. under a license agreement dated April 30, 2001. This license agreement allows the Company to manufacture market and utilize a proprietary technology referred to as FoneFriend. The Company had amortized $ 55,670 through December 31, 2004 on the license.

The Company evaluated valuation of the Company's long-lived assets (voice over internet protocol customers and technology rights license) at December 31, 2004 and determined that long-lived assets have been impaired and were of no value, based upon the fair market value of similar assets and future cash flow projected from these assets. The impaired intangible assets comprised of the following:

Customer Data Base	$ 13,826,604
Technology rights license	244,330
Impairment loss	(14,070,934)
$ -

The Company recorded an impairment expense equal to the book value of the long-lived assets amounting $14,070,934 in the accompanying financial statements.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company paid $ 0 in interest for the nine month period ending December 31, 2004 and 2003.

The Company $ 0 in income taxes for the nine month period ending December 31, 2004 and 2003.

The Company issued 7,874,500 shares of common stock for consulting services. These issuances have been valued at the fair market value on the date of issuance and amounted to $ 748,443.

The Company issued 200,000 shares of common stock for legal services. These issuances have been valued at the fair market on the date of issuance and amounted to $18,000.

INFINICALL CORPORATION

(FORMERLY, FONEFRIEND INC.)

A Development stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED

The Company issued 1,631,659 shares of common stock valued at $124,216 in exchange of settlement of debt amounting $107,500 resulting in a loss of $16,716.

On July 1, 2004, the Company closed its acquisition of 50,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc. The Company acquired 50,000 customers for consideration of $7,500,000, which was paid by $250,000 in cash, a promissory note for $500,000 and 96,428,571 shares of common stock. The Company issued 96,428,571 shares of common stock on June 30, 2004, valued at $8,928,571.

The Company issued 19,428,571 shares of its common stock and executes a promissory note for $150,000 in exchange for an additional 10,000 VoIP customers, which occurred on July 8, 2004.

The Company issued 10,216,607 shares of its common stock to InfiniCom Networks, Inc. in consideration of adjustment of the purchase price of the original 60,000 customers purchased by the Company amounting to $ 2,410,152, payment of accrued interest on notes amounting to $ 9,000 and partial payment of notes amounting to $ 135,000.

The Company issued 275,000 shares of common stock valued at $27,500 to Ms. Robin Glanzl as an inducement to join the Company and act as the Company's President.

The Company issued 6,874,632 shares of common stock valued at $1,053,118 to Dutchess Private Equity Fund, LP. Of the proceeds, $ 599,419 was used to offset against Notes Payable to Dutchess, $195,577 for related expense, and $258,322 were in cash.

The Company issued 350,000 shares towards the exercise of option. The monies due on the exercise of the option amounted to $ 3,500 which has been applied towards the consulting monies due to the optionee.

NOTE 7 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $ 22,312,342 at December 31, 2004. The Company incurred net losses of $16,397,312 and $526,100 for the nine month periods ended December 31, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. PLAN OF OPERATION

OVERVIEW

BACKGROUND

We were originally incorporated in 1992 in Delaware under the name Picometrix Inc, and soon thereafter became a publicly traded company. In 1997, Picometrix, Inc. merged with another business and changed its name to IJNT.Net, and finally to Universal Broadband Networks, Inc. ("UBN"). In October 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger, dated as of June 2002 (and subsequently approved by the Bankruptcy Court), between FoneFriend, Inc., a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBN on November 21, 2002, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to FoneFriend, Inc. In October 2004, FoneFriend's name was changed to Infinicall Corporation.

OVERVIEW

We are a development stage company which currently had no revenues until we acquired Voice over Internet Protocol customers as described below under the caption "Infinicon Acquisition" below. Our primary business for Fiscal 2004 through June 2004 was to market an Internet telephony device called the "FoneFriend Device" and related services to consumers and businesses worldwide. The Internet telephony device was licensed from FoneFriend Systems, Inc. ("FSI") in April 2001. On July 2, 2004, subsequent to our year-end, we entered into an Asset Purchase Agreement ("Purchase Agreement") with YAP International, Inc. ("YAP") to transfer certain assets and technology relating to the FoneFriend technology and related assets, which assets and technology we determined were unnecessary under our revised Plan of Operation, In exchange for 5,416,151 shares of the common stock of YAP as set forth in the Company's Form 8-K dated October 28, 2004, on October 25, 2004, the Company received a letter ("Yap Letter") from Yap which purported to rescind that Purchase Agreement. The Purchase Agreement transferred to Yap certain tangible and intangible assets of the Company relating to the FoneFriend Device" and services ("Purchased Assets") in exchange for shares of the common stock of Yap ("Yap Shares"). The Yap Letter did not specifically rescind any of the collateral documents which were signed by the parties at the closing of the Yap transaction nor did Yap return any of the Purchased Assets to the Company. The Yap shares which were delivered to

Yap's transfer agent specified the number of Yap shares to be issued to the Company's shareholders without regards to the Liquidating Trust which should have been a addressed. The Company thereafter advised Yap that it would not consent to a distribution negating the Liquidating Trust stock position.

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

Prior to the acquisition of the 60,000 VoIP customers, we had approximately 23,114,603 common shares issued and outstanding. As a result of the acquisition, our total shares of common stock outstanding increased to 115,714,285.At December 31, 2004, there were 161,037,984 shares outstanding. outstanding .

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

An example of one such performance based marketing agreement we have entered into is the Agreement with InfiniCom. InfiniCom agreed to supply subscribers at a cost of $150 each. Annual revenue from each subscriber is anticipated to be $180 under this arrangement. After payment to InfiniCom, under our servicing agreement, it is anticipated that we will receive 10% of the subscriber revenues. InfiniCom warrants that it will replace the customer if any particular customer drops service with us prior to 52 weeks from the date that the customer is delivered.

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

Three month period ending December 31, 2004 and December 31, 2003:

The Company did not realize any revenues in the three months ended December 31, 2004. We incurred operating expenses of $143,826 in three months ended December 31, 2004 compared to $134,760 in the three months ended December 31, 2003.

The losses can be expected to continue until we are able to generate revenues in excess of expenses from our recently acquired subscriber base, which sufficient revenues are anticipated to commence during the next quarter.

REVENUES

We have not realized any revenues for the three months ended December 31, 2004.

EXPENSES

Expenses for the three months ended December 31, 2004 were $143,826 and for the nine months ending December 31, 2004 our expenses were $12,997,879.The increase in expenses was primarily attributable to consulting fees, which were paid for by issuing shares of our common stock in exchange for services. Additionally, we wrote off our investment in the stock of FoneFriend Systems, Inc. incurring further expense of $150,000. This write-off was reversed in October, 2004.

We expect increases in expenses through the fiscal year ending March 30, 2005 as we move towards implementing our plan of operation. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

INCOME/LOSSES

Net loss attributable to common stockholders for the three months ended December 31, 20-04 was $112,198,527 versus a loss of $526,100 for the three months ended December 31, 2003. The increase was primarily attributable to increased consulting expenses, which were paid for by issuing shares of our common stock, and the write down in value of our investment in the stock of FoneFriend Systems, Inc., which write down was reversed in October 2004.

IMPACT OF INFLATION

We believe that inflation has not had a negative impact on our results of operations since inception. Until we are able to generate revenue we will be unable to pass on inflationary increases in our expenses from Development Stage Operations through increases in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $13,031,638 for the nine months ended December 31, 2004.

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

We intend to rely upon several unaffiliated, third party companies for computer equipment and software, network services, component parts, systems integration and operational aspects of our business. Our inability to maintain relationships with, or the loss of one or more of these unaffiliated companies, or the failure of their subcontractors or suppliers to meet our operational requirements may force us to reduce or eliminate expenditures for developing our infrastructure, research and development, marketing of our services or otherwise curtail or discontinue operations, all of which may have a material adverse effect on our business, financial condition and results of operation.

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

The Liquidating Trustee under the plan of reorganization and subsequent merger of FoneFriend, Inc. with Universal Broadband, Inc. may have the right to require us to redeem their 5% stockholder interest in the Company at its option, at any time, for $3.0 million. Such redemption may have a material adverse effect on us. and force us to seek protection under the bankruptcy laws.

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

On September 10, 2004, the Company borrowed $168,000 from Dutchess Private Equities Fund, II, L.P. The note was a discount note which resulted in net proceeds of $135,000. The Note was due on December, 2004 but was totally repaid in October, 2004.

GOING CONCERN OPINION

As shown in our accompanying financial statements, our independent auditors have stated that our losses from initial startup costs and our lack of substantial capital raise doubt about our ability to continue as a going concern. The ability of our Company to continue as a going concern is dependent on obtaining new capital, developing our operations, implementing our marketing plan, building our infrastructure, containing our costs and generating revenues from the sale of our product and services. Management intends to undertake the following to address these issues: (1) endeavor to obtain equity funding from new investors to alleviate our capital deficiency, (2) obtain debt funding from new investors to alleviate our capital deficiency, (3) seek vendor financing programs for equipment and services, and (4) structure equity participation arrangements with vendors and suppliers in exchange for their services.

We estimate we will need approximately $1,000,000 in additional capital during the next 12 months to cover overhead and develop our business. Our Dutchess equity line of credit, combined with possible debt or equity financing, is intended to address our capital requirements.

Overall, we have funded our cash needs from inception through December 30, 2004, with a series of debt and equity transactions, including an Equity Line of Credit with Dutchess. The failure of the Equity Line of Credit or other equity financing to satisfy our working capital needs would have a material adverse effect on our operations and financial condition.

We had cash on hand of $5,244 and a stockholders' deficit of $18,945,626 as of December 31, 2004. Our current working capital deficit is primarily due to current obligations in accounts payable and accrued consulting expense. We can not yet, and may never be able to, rely on the existence of revenue from our business, however, we have no current or projected capital reserves that will sustain our business for any length of time. In addition, there can be no assurance additional capital in the future will be available to us when needed or available on terms favorable to us.

Demand for our planned services will be dependent on, among other things, market acceptance of our, our ability to build consumer awareness and stimulate consumer participation, the Internet telephony market in general, and general economic conditions, all of which are cyclical in nature. Overall, our success will be dependent upon implementing our plan of operation in an efficient and timely fashion, managing the risks associated with our business, contain our expenses and generate revenues and profits from the sale of our services.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF SECURITIES

On October 1, 2004, the Company issued 350,000 shares of its common stock to Ms. Jackelyn Geroux pursuant to an Early Termination covenant of Ms. Giroux' Employment Agreement with the Company.

On October 14, 2004, the Company exercised a put to Dutchess Private Equity Funds II, LP for 308,701 shares of common stock from which the Company netted $69,568.

On October 28, 2004, the Company exercised a put to Dutchess Private Equity Funds II, LP for 139,771 shares of common stock from which the Company netted $32,189.

On November 5, 2004 the Company exercised a put to Dutchess Private Equity Funds II, LP for 109,700 shares of common stock from which the Company netted $11,343.

On November 12, the Company exercised a put to Dutchess Private Equity Funds II, LP for 349,500 shares of common stock from which the Company netted $37,781.

On November 12, 2004, the Company issued 10,216,607 common shares to InfiniCom Networks Inc. in consideration of an adjustment of the purchase price of the original 60,000 customers purchased by InfiniCall.

On November 16, 2004, the Company exercised a put to Dutchess Private Equity Funds II, LP for 147,915 shares of common stock from which the Company netted $15,915.

On November 19, 2004, the Company issued 3,750,000 common shares to The Edinborough Group Ltd. for services rendered.

On December 1, 2004 the Company exercised a put to Dutchess Private Equity Funds II, LP for 299,100 shares of common stock from which the Company netted $20,862.

On December 9, 2004 the Company exercised a put to Dutchess Private Equity Funds II, LP for 154,401 shares of common stock from which the Company netted $10,810.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

SUBSEQUENT TO QUARTER END

None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

Exhibit No.
31.1	* Certification of Robin Glanzl pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	* Certification of James. A Trodden pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	* Certification of Robin Glanzl pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	* Certification of James A. Trodden pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith