Form 10-Q
period 2005-06-30
Infinicall CORP
filed 2005-08-11
CIK 925739

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549 | OMB Number |
                                  | 3235-0058 |
                             FORM 12b-25 | expires |
                           NOTIFICATION OF LATE FILING
                                       | |
                                 | SEC File # |
                                   | 0-24408 |
                                   | CUSIP # |
                                 | 45667M-10-1 |
+-------------+ check box


Form  10-K  [ ]   Form 20-F [ ]   Form 11-K [ ]   Form 10-Q [X]   Form N-SAR [ ]

                      For  Period  Ended:  June 30, 2005
                                         ----------------------

                      [  ]  Transition  Report  on  Form  10-K
                      [  ]  Transition  Report  on  Form  20-F
                      [  ]  Transition  Report  on  Form  11-K
                      [  ]  Transition  Report  on  Form  10-Q


                       [ ] Transition Report on Form N-SAR
                        For the Transition Period Ended:

Read Instruction (on back page) Before Preparing Form, Please Print or Type Nothing in this form shall be construed to imply that the Commission has verified any information contained herein. If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
                         PART I - REGISTRANT INFORMATION
                            Full Name of Registrant:

                             InfiniCall Corporation
Former Name if Applicable
FoneFriend, Inc.

            Address of Principal Executive Office (Street and Number)

                         5670 Wilshire Blvd., Ste. 2605
                              Los Angeles, CA 90036
                              City, State, Zip Code

                       PART II - RULES 12b-25 (b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                              PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR or the transition report or portion thereof could not be filed within the prescribed time period.

The Registrant is unable to file the subject report in a timely manner because the Registrant was not able to complete its financial statements without unreasonable effort or expense.

                           PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:



        James A. Trodden             310             289-2338
----------------------------   -----------------   ---------------
           (Name)                 (Area  Code)      (Telephone  No.)


(2) have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
[x]Yes [ ]No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[ ]Yes [X]No If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                             InfiniCall Corporation
                             ----------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2005
                         /s/ James A. Trodden, Secretary

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.



                                  End of Filing