Form 10KSB
period 2005-03-31
Infinicall CORP
filed 2005-08-18
CIK 925739

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

                         COMMISSION FILE NUMBER 0-24408

                                INFINICALL CORP.
                            (f/k/a FFONEFRIEND, INC.)

                (Exact Name of Filer as Specified in its Charter)


                DELAWARE                               33-0611753
       (State of Incorporation)              (I.R.S. Employer ID Number)


                         5670 Wilshire Blvd., Ste. 2605

                          Los Angeles, California 90036

                    (Address of Principal Executive Offices)

                                 (310) 289-2338

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

As of July 15, 2005, there were no shares of Preferred Stock and 168,225,598 shares of Common Stock issued and outstanding. The aggregate market value of voting stock held by non-affiliates of 41,944,706 shares outstanding at July 1, 2005 was approximately $398,474.70. This amount was computed using the average of the bid and ask price as of July 1, 2005, which was $0.0095.

                                TABLE OF CONTENTS


                                     PART I

Item 1.     Description of Business
Item 2.     Description of Property
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders
                                PART II
Item 5.     Market for Common Equity and Related Stockholder Matters
Item 6.     Management's Discussion and Analysis or Plan of Operation
Item 7.     Financial Statements
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.    Controls and Procedures
                               PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.    Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 12.    Certain Relationships and Related Transactions
Item 13.    Exhibits and Reports on Form 8-K
Item 14.    Principal Accountant Fees and Services
SIGNATURES

FORWARD-LOOKING STATEMENTS


The information set forth herein should be read in conjunction with the Company's financial statements and related footnotes included elsewhere herein. The Company's actual results could differ materially from those anticipated by its management.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

InfiniCall Corporation f/k/a FoneFriend, Inc. ("InfiniCall" or the "Company") is a development stage company and currently has no revenues. It was originally incorporated in 1992 in Delaware under the name Picometrix, Inc., doing business in an industry other than Internet telephony. After the Company's merger with IJNT.Net, it was engaged in the provision of wireless communications services, including Internet access services. Soon thereafter, it became a publicly traded company under the name IJNT.Net. In 1997, it acquired another business and changed its name to Universal Broadband Networks, Inc. ("UBN"), whose primary business was the provision of Internet and related services using microwave technology. On October 31, 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger dated June 12, 2002, between FoneFriend, Inc. a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBN, which was approved by the Bankruptcy Court and, in November 2002, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to FoneFriend Inc. ("FoneFriend Delaware"). Fonefriend Delaware changed its name to InfiniCall Corporation in 2004. Shares of InfiniCall's common stock are currently quoted in the Over-The-Counter Bulletin Board market under the stock symbol "INFL.OB". The Company maintainesd its corporate offices at 5670 Wilshire Blvd., Ste. 2605, Los Angeles, California 90036. The Company's telephone number is: (310) 289-2338. The corporate e-mail address is: ir@infinicall.net.

PURPOSE AND GOAL

The Company is in the process of becoming a provider of Internet-based telecommunications services in the U.S. and worldwide by seizing on the current and future opportunities in Voice-over-Internet-Protocol ("VoIP") telephony technology and voice-data integrated communications services in the e-commerce market place.

The management believes it has the vision, insight, and expertise to develop a unique, highly profitable venture in the Internet telephony marketplace. The Company may raise funding through succeeding public offerings of its securities, or other sources of private capital and/or debt financing.

BUSINESS OF THE COMPANY

OVERVIEW

InfiniCall Corporation provides telecommunications services to consumers. It's flagship product has been its long-distance telephone service that permits subscribers to complete domestic and international calls using a combination of software, a personal computer and an internet connection. Currently InfiniCall's long-distance service is offered to consumers at $15.00 per month for unlimited domestic calls. Calls to a selected group of countries are also included with unlimited time access as part of the monthly subscription fee. The Company has grown to supplying services to more than 238,000 subscribers.

All of InfiniCall's consumer subscribers use proprietary software to make and receive telephone calls from their personal computer. InfiniCall plans, in the near future, to offer subscribers a hardware device that will allow conventional telephones to access InfiniCall services. Additionally InfiniCall will begin assigning telephone numbers that are reachable by all conventional telephone networks. InfiniCall subscribers will thus be able to give-out a telephone number that they may be reached at by any land-line or wireless telephone network.


INTERNET TELEPHONY INDUSTRY BACKGROUND


The Voice over Internet Protocol ("VoIP") industry has grown dramatically from the early days of calls made through personal computers. According to a research study from Insight Research, VoIP-based services will grow from $13.0 billion in 2002 to nearly $197.0 billion in 2007, representing a significant opportunity for VoIP providers. Internet telephony ("IT") has emerged as a low cost alternative to traditional long distance telephone services and is rapidly catching the attention of the general public as well as corporate users. As quality of service improves, technology matures, e-commerce develops and the cost (savings) become compelling, people worldwide will begin to use the Internet as a primary source for telephony applications. Replacing traditional long distance telephony with Internet telephony will yield significant cost savings to users worldwide. In fact, these costs have been dropping over time, falling from approximately $0.30 per minute in 1988 to approximately $0.05 per minute in 2004, and it is estimated that these costs will continue to drop as IT technology advances. Whereas the IT market was less than 1% in 1997, analysts have predicted that Internet telephony could account for more than 20% by 2007. International Data Corporation projects that the Internet telephony market will grow rapidly with call minutes from businesses reaching nearly 230 billion minutes in 2005, up from only 328 million minutes in 2000. According to industry research conducted by several marketing research firms, such as Frost & Sullivan, International Data Corporation and Probe Research, significant growth is forecasted for the Internet telephony industry. Highlights of recent reports include the following predictions:

o An estimated sixty million personal computer (PC) users made one or more calls over the Internet in 2004.

o International telephone long-distance revenues were estimated at over $80 Billion worldwide in 2004. o Fifteen percent of the world's phone calls will likely be over the Internet networks by 2007.

o Internet telephony sales are forecast to explode to $349 billion in 2006, as quality and services improve.

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

COMPETITION

THE INTERNET TELEPHONY MARKET IS HIGHLY COMPETITIVE.

Many other companies offer services similar to the Company's service, and many of those companies have already established a substantial presence in the IP telephony market. Competitor companies currently have substantially greater financial, distribution and marketing resources than the Company. As a result, we may not be able to compete successfully in the Internet Telephony market. There is a risk that new product introductions or enhancements by competitors could reduce the sales or market acceptance of our services. To become and remain competitive, we plan to continue to invest significant resources in research and development, sales and marketing and customer support. However, given the formidable competition, the Company continues to run the risk that it will not have sufficient resources to withstand these market forces and may seek a consolidation or strategic alliance with one or more of its competitors.

INTERNATIONAL COMMUNICATIONS SERVICES

Internationally, the competitive marketplace varies from region to region. In markets where the telecommunications marketplace has been fully deregulated, the competition continues to increase. Even recently deregulated markets, such as India, allows for new entrants to establish a foothold and offer competitive services more easily. Competitors include both government owned phone companies as well as emerging competitive carriers. As consumers and telecommunications providers have come to understand the benefits that may be realized from transmitting voice over the Internet, a substantial number of companies have emerged to provide VoIP services. The principal competitive factors in the market include: price, quality of service, breadth of geographic presence, customer service, reliability, network capacity, the availability of enhanced communications services and brand recognition.

COMPETITORS

Some of the many entrants into the VoIP industry are Vonage America Inc., Packet8, Primus' Lingo and Net2Phone.

Dialpad and Skype are two significant Internet telephony companies with more than 100 million registered users combined. Both companies offer software that is downloaded to a user's computer and internet telephone calls are then placed through the computer while the user is online. The majority of these calls are computer-to-computer. Computer-to-PSTN (Public Switched Telephone Network) calls are increasing.

Overall, the Company's competition is from:

     1. incumbent wired PSTN network Providers and resellers.
     2.  new entrant Internet gateway service providers,
     3.  Internet telephony software providers, and

With respect to the bulk of all calls made via PSTN (the "telephone company"), in 1997, the average domestic toll call cost 17 cents per minute and the average international call cost 74 cents per minute. Current pricing schemes by the largest providers-AT&T, MCI and Sprint-as well as competition from newer entrants such as Vartec and IXC continue to push pricing downward for domestic calls, but not dramatically for international calls. Regarding Internet telephony gateway providers, numerous companies have entered the Internet telephony marketplace recently, and are focusing on corporate users to whom the cost savings resulting from infrastructure gateway switches are sold, as opposed to the residential or small home office user. Internet telephony software companies, of which Net2Phone and Skype are leading providers, target the technical PC user. Companies such as Vonage target traditional residential and business markets. Cost savings are the major benefit to the user who already has incurred the cost of a PC and only needs to add telephony software and the cost of an Internet service provider (ISP) account.

The Company's direct competition primarily comes from Net2Phone and Vonage America Inc., both U.S. companies based in New Jersey.. Net2Phone uses its own proprietary network infrastructure and Vonage is limited to customers who elect to purchase broadband internet service such as DSL or high-speed internet cable service. For the most part, the Company's competitors currently utilize similar technologies. However, they generally have a higher product cost, are higher priced in the consumer market, require programming and/or some computer knowledge and typically market a broadband VoIP product.

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

REVENUE SOURCES

MONTHLY SUBSCRIPTION FEE. In addition to the present subscriber fee of $15.00 per month, InfiniCall has begun offering a total of five levels of service which will include (i) receiving unlimited calls and free telephone dialing service for 5 minutes; (ii) for $5.00 per month, in addition to receiving a local telephone number, the subscriber may complete 15 minutes of calls per day throughout the United States; (iii) for $16.00 per month, a local telephone number and unlimited calls within the United States with 300 minutes to selected international markets; (iv) for $21 per month, a local telephone number, unlimited calling within the United States and selected international markets and; (v), for $30.00 per month, a local telephone number, unlimited United States calling and broadband (DSL) service.

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

EMPLOYEES

The Company currently has two full time and three part time employees. We believe our relationships with all personnel are good. The Company plans to hire additional personnel at such time as our business growth demands.

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

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company is a start up business and currently has very limited capital and no capital commitments., other than its equity credit line with Dutchess Private Equities, LP. The effects of such conditions could easily be to cause the Company's bankruptcy, except there would be no significant assets to liquidate in Bankruptcy.

SALE OF FONEFRIEND TECHNOLOGY TO YAP INTERNATIONAL

On July 2, 2004 thje Company entered into an Asset Purchase Agreement ("Purchase Agreement") with YAP International, Inc. ("YAP") to transfer certain assets and technology relating to the FoneFriend technology and related assets, which assets and technology we determined were unnecessary under our revised Plan of Operation, In exchange for 5,416,151 shares of the common stock of YAP as set forth in the Company's Form 8-K dated October 28, 2004, on October 25, 2004, the Company received a letter ("Yap Letter") from Yap which purported to rescind that Purchase Agreement. The Purchase Agreement transferred to Yap certain tangible and intangible assets of the Company relating to the FoneFriend Device ("Purchased Assets") in exchange for shares of the common stock of Yap ("Yap Shares"). The Yap Letter did not specifically rescind any of the collateral documents which were signed by the parties at the closing of the Yap transaction nor did Yap return any of the Purchased Assets to the Company. The Yap shares which were delivered to Yap's transfer agent specified the number of Yap shares to be issued to the Company's shareholders without regards to the Liquidating Trust which should have been addressed. The Company thereafter advised Yap that it would not consent to a distribution negating the Liquidating Trust stock position.


ITEM 2 - DESCRIPTION OF PROPERTY

On December 31, 2004, the Company relocated its offices to a office of InfiniCom, which is located at 5670 Wilshire Blvd., Ste. 2605, Los Angeles, California 90036. The telephone number is: (310) 289-2338. To date rent is being waived and/or included as part of the services provided by InfiniCom Networks, Inc.

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

In January, 2003, the Company entered into a settlement agreement with a former officer and director. As partial consideration under the settlement agreement, the Company was required to pay plaintiff the sum of $20,000 on December 1, 2003. The plaintiff accepted a payment of $10,000 from the Company in December of 2003 and agreed to accept a final payment of $12,500 on January 4, 2004. The Company has not yet made the final payment to plaintiff. In accordance with the terms of the settlement, the plaintiff may, upon the Court's order, file with the Court a "Stipulation for Entry of Judgment." The Company intends to settle this matter as soon as finances permit. The plaintiff has not yet moved to file or enforce the judgment.

The Company was named as a party to a lawsuit filed by Mr. Mark Foglia early in 2005 against InfiniCom Networks Inc. as a result of what Mr. Foglia claims InfiniCom Networks Inc. owes to him as a result of his efforts in exacting the InfiniCall/InfiniCom Networks Inc. transaction. The Company has been indemnified by InfiniCom Networks Inc. should Mr. Foglia sustain his claim.

The Company recently was sued in a Florida court by a creditor claiming a debt of $5,000. The Company asserts that the Florida court lacked jurisdiction.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock is currently quoted on the OTC Bulletin Board under the symbol "INFL.OB". The following table shows the high and low prices of our common stock since we began trading under the name of FoneFriend, Inc. on March 6, 2003, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Prior to December 5, 2002, our common stock was traded under the name of our predecessor company, Universal Broadband Networks, Inc. (UBNTQ:OTCBB). For the period beginning with the fiscal year ended March 31, 2002, through December 5, 2002, our predecessor corporation was in bankruptcy (under the name of Universal Broadband Networks, Inc.) and its common stock traded at a high of $.02 (on April 1, 2002) and a low of $.003 (on December 5, 2002), under the symbol "UBNTQ" as mentioned before.


FISCAL 2002            HIGH     LOW
First Quarter          N/A      N/A
Second Quarter         N/A      N/A
Third Quarter          N/A      N/A
Fourth Quarter        $ 4.00  $ 3.50
                       HIGH     LOW
First Quarter         $ 3.90  $ 2.01
Second Quarter        $ 2.05  $ 0.14
Third Quarter         $ 0.45  $ 0.13

FISCAL 2004

First Quarter                $0.11   $0.04
Second Quarter               $0.43   $0.11
Third Quarter                $0.10   $0.03

There currently is a limited public market for InfiniCom's common stock which is quoted on the Over the Counter Bulletin Board, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until InfiniCom's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as InfiniCom's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in InfiniCom's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

(b) As of March 31, 2005, there were 610 shareholders of record of the Company's common stock, par value $.001 per share, and no shareholders of preferred stock.

(c) The Company has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

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

Background

InfiniCall Corporation is a development stage company and currently has no revenues. It was originally incorporated in 1992 in Delaware under the name Picometrix, Inc., doing business in an industry other than Internet telephony. After the Company's merger with IJNT.Net, it was engaged in the provision of wireless communications services, including Internet access services. Soon thereafter, it became a publicly traded company under the name IJNT.Net. In 1997, it acquired another business and changed its name to Universal Broadband Networks, Inc. ("UBN"), whose primary business was the provision of Internet and related services using microwave technology. On October 31, 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger dated June 12, 2002, between FoneFriend, Inc. a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBN, which was approved by the Bankruptcy Court and, on November 21, 2002, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to

FoneFriend Inc. ("FoneFriend Delaware"). Fonefriend Delaware changed its name to InfiniCall Corporation in 2004. Shares of InfiniCall's common stock are currently quoted in the Over-The-Counter Bulletin Board market under the stock symbol "INFL.OB". The Company maintained its corporate offices in the State of California at 5670 Wilshire Blvd., Ste. 2605, Los Angeles, California 90036. The Company's telephone number is: (310) 289-2338. The corporate e-mail address is: ir@infinicall.net.

InfiniCom Acquisition

On July 1, 2004, the Company completed the acquisition of 50,000 Voice over Internet Protocol ("VoIP") customers from InfiniCom Networks, Inc., a California corporation, ("InfiniCom") whereby the Company issued 96,428,571 shares of our common stock to InfiniCom, in addition to cash of $250,000 and a promissory note for $500,000. Further, on July 8, 2004, the Company acquired an additional 10,000 VoIP customers from InfiniCom in exchange for 19,285,714 shares of common stock and a promissory note for $150,000. Both promissory notes bear simple interest at the rate of six (6%) percent per annum and are due upon demand.

To date, InfiniCom has transitioned in excess of 180,000 additional customer/subscribers to the Company's database. Agreements for the additional customers are presently being negotiated with the understanding that the cost of such additional customers will not exceed the cost of the original subscribers.

At the onset of the original transaction between InfiniCall and InfiniCom, InfiniCall did not possess the banking relationships necessary to accept credit card payments from its customers. InfiniCall had represented to InfiniCom that it had sufficient banking relationships to support the credit card acceptance requirement. InfiniCom agreed to provide the card acceptance work while InfiniCall secured its own bank card merchant processing account.

InfiniCall had represented to InfiniCom that it had the capacity to directly service it's customers. InfiniCall did not have the manpower, systems or organizational structure to support customer care. InfiniCom sourced a third-party vendor to supply customer care functions. Under the terms of the original agreement with InfiniCom, InfiniCall should have realized a profit of $2.20 from each subscriber for every full billing month. The business model was built principally around the agreement InfiniCom has with its underlying telecommunication providers. The principal carrier agreement under which InfiniCall's customers would complete their calls specified a price of $0.005 for all continental United States terminated minutes; $0.009 for all `On Net' international destinations; and a variable rate for all other international and non-continental U.S. destinations. The agreement also provided for monthly billing with payment due within 10 calendar days of invoice presentation. InfiniCall had estimated that the number of minutes the average subscriber would demand from the network would be 2,100 for the month. Originally InfiniCom was required to make a deposit with its telecommunications provider of $660,000 based on the original 50,000 subscribers anticipated under the original agreement with InfiniCall. The source of this deposit was to be from InfiniCall as part of the subsctiber transaction. The deposit was due to InfiniCom's telecommunications provider prior to customer turn-up. InfiniCom suffered a rate increase from it's telecommunications provider when it was unable to make the required deposit. Additionally, InfiniCom was put on a `Credit Hold' and was placed on weekly billing with payments due within 3 business days.

                                   Original Cost    New Cost
1st Month Estimate                   791,280        1,043,280
Subsequent Month Estimate            602,880          794,880

Actual cost for the first month was $1,031,917 on subscription billings of $897,660, a loss of $134,257 not inclusive of other operating costs. At the beginning of August, InfiniCall management had represented that InfiniCom would start receiving payments from the proceeds of stock sales allowed pursuant to InfiiCall's current SB-2. As earlier stated, these payments were never made as agreed. InfiniCom secured a third-party investor to support the customer traffic.

On October 4, 2004 InfiniCall was unable to make payments sufficient to cover the operating costs that had accrued since the beginning of July. In order for a third-party investor to continue to support the network usage of the subscriber base, the operating structure offered to InfiniCall would be transferred to the investor on a temporary basis. InfiniCom continued to work with InfiniCall management to reach a new agreement and secure financing for its activities.

InfiniCall presently has agreed in principal with InfiniCom for a new rate structure which InfiniCom has exacted from the underlying carrier and revenues should become realized by September, 2005.

Our New Plan of Operation

The Company acquires customers/subscribers by direct marketing, viral marketing and performance based Internet marketing. We forecast that much of our customer growth will come from performance based Internet marketing agreements. The advantage of performance based Internet marketing agreements is that there is no cost to the Company without compensating revenues.

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

Going Concern Opinion

We estimate we will need approximately $2,000,000 in additional capital during the next 12 months to cover overhead and develop our business. Debt equity financing, is intended to address our capital requirements. If we develop revenues from operations during 2005 as a result of the InfiniCom transaction, the need for capital at the projected level will decrease.

Overall, we have funded our cash needs from inception through March 31, 2004, with a series of debt and equity transactions, including an Equity Line of Credit. The failure of the Equity Line of Credit or other equity financing to satisfy our working capital needs would have a material adverse effect on our operations and financial condition.

ITEM 7 - FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Infinicall Corporation

We have audited the accompanying balance sheet of Infinicall Corporation as of March 31, 2005, and the related statements of income, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinicall Corporation as of March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended March 31, 2004 were audited by other accountants whose report dated July 7, 2004 on those financial statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9, conditions exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
August 17, 2005


                                     INFINICALL CORPORATION
                                  (FORMERLY, FONEFRIEND, INC.)
                                  (A Development Stage Company)
                                         BALANCE SHEETS

                                            March 31,

                                                                                   2005              2004
                                                                         ----------------------------------

 ASSETS
 CURRENT ASSETS:
               Cash and cash equivalents                                         $ 5,244              $ 94

 Inventory                                                                                           6,000

 PROPERTY AND EQUIPMENT, net                                                       9,370            12,125

 Other assets:
 Technology rights - net of amortization                                                           262,887
 Deposits                                                                                            4,560
                                                                         ----------------------------------
 TOTAL ASSETS                                                                   $ 14,614         $ 285,666
                                                                         ==================================

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
               Accounts payable and accrued expenses                           $ 385,390         $ 364,204
               Notes payable                                                     543,000           141,178
                                                                         ----------------------------------
                              Total current liabilities                          928,390           505,382

 Long term liabilities - notes payable                                                              25,000

 Total liabilities                                                                                 530,382

 STOCKHOLDERS' DEFICIT
               Common stock, $0.001 par value; 200,000,000 shares authorized;
               168,229,598 shares issued and outstanding                         168,226            17,758
               Additional paid-in capital                                     21,508,543         6,428,604
               Prepaid consulting expenses                                             -          (776,050)
               Accumulated deficit                                           (22,590,545)       (5,915,028)
                                                                         ----------------------------------
                              Total stockholders' deficit                       (913,776)         (244,716)
                                                                         ----------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $ 14,614         $ 285,666
                                                                         ==================================

   The accompanying notes are an integral part of these financial statements.


                                INFINICALL CORPORATION
                             (FORMERLY, FONEFRIEND, INC.)
                             (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                          YEARS ENDED MARCH 31, 2005 AND 2004
           AND THE PERIOD FROM APRIL 24, 2001 (INCEPTION) TO MARCH 31, 2005

                                                                                           Cumulative
                                                                                         from inception
                                                             Year ended     Year ended  (April 24, 2001) to
                                                             31-Mar-05      31-Mar-04      31-Mar-05
                                                           ---------------------------------------------
Net revenues                                                          $ -            $ -            $ -
                                                           ---------------------------------------------
Operating expenses:
General and administrative                                        845,508        206,588      1,979,430
Impairment of investment and intangible assets                 14,070,934        844,862     15,780,903
                                                                                       -              -
Consulting expenses                                             1,676,861      1,816,196      4,190,567
Total Operating Expenses                                       16,593,303      2,867,646     21,950,900
                                                           ---------------------------------------------
Operating loss                                                (16,593,303)    (2,867,646)   (21,950,900)
                                                           ---------------------------------------------
Non-operating income (expense):
Interest expense                                                  (64,698)        (9,705)       (74,403)
Litigation settlement                                             (16,716)       (81,940)       (98,656)
                                                           ---------------------------------------------
Total non-operating expense                                       (81,414)       (91,645)      (173,059)
                                                           ---------------------------------------------
Loss before income tax                                        (16,674,717)    (2,959,291)   (22,123,959)

Provision for income taxes                                           (800)          (800)        (2,400)
                                                           ---------------------------------------------
Net Loss                                                      (16,675,517)    (2,960,091)   (22,126,359)

Dividend paid to preferred shareholders                                 -        464,186        464,186
                                                           ---------------------------------------------
Net loss applicable to common shareholders                   $(16,675,517)   $(3,424,277)  $(22,590,545)
                                                           =============================================


Basic and diluted weighted average number of common
stock outstanding                                             144,066,034     10,825,173
                                                           ==============================


Basic and diluted net loss per share for common stock              (0.116)        ($0.32)
                                                           ==============================


           The accompanying notes are an integral part of these financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive


INFINICALL CORPORATION
(FORMERLY, FONEFRIEND, INC.)
STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)
FOR THE PERIOD APRIL 24, 2001 (INCEPTION) TO MARCH 31, 2005

                                                                              Additional Unamortized                   Total
                                  Preferred shares      Common shares         Paid - In  prepaid        Accumulated  Stockholders'
                                  No. shares Par Value  No. shares Par Value  Capital    consulting     Deficit     Equity (deficit)
                                                                                          fees
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 1, 2002                      $ -     8,956,361      8,956   3,069,182    $ -            (1,036,686)   2,041,452
                                                                                                                              -
Loss from operations                                                                                      (211,316)    (211,316)

Common Shares issued on 9/30/2002                      85,500         86     427,415                                    427,501
                                ----------------------------------------------------------------------------------------------------
Balance at September 30, 2002                       9,041,861      9,042   3,496,597                    (1,248,002)   2,257,637

Loss from Operations                                                                                      (118,281)    (118,281)

Common Shares cancelled                              (300,000)      (300)                                                  (300)

Common shares issued on 11/21/2002                     58,139         58      29,942                                     30,000
                                ----------------------------------------------------------------------------------------------------
Total common shareholders'
equity pre-merger, 11/21/2002                       8,800,000      8,800   3,526,539                    (1,366,283)   2,169,056

Shares cancelled upon merger                       (8,800,000)    (8,800)

Merger of FoneFriend, Inc. (Nevada
Corporation) on November 21, 2002
with and into FoneFriend, Inc.
(Delaware Corp.):

Exchange of Nevada shares for Delaware shares       2,200,000      2,200

Issued new Delaware shares to
management consultants and
Liquidating Trust for Creditors                     5,446,000      5,446       1,154

Shares issued for consulting                          825,000        825     213,675                                    214,500

Loss from operations from 11/21/2002
to 3/31/2003                                                                                            (1,124,468)  (1,124,468)
Balance at March 31, 2003          820,361   820    8,471,000      8,471   3,741,368                    (2,490,751)   1,259,908
                                ----------------------------------------------------------------------------------------------------
Preferred Shares Cancelled          (6,000)   (6)                                6                                            -

Shares issued for consulting & prepaid
consulting                                          6,225,000      6,225  2,170,064   (776,050)                       1,400,239




Shares issued for legal settlement                     60,000         60     41,940                                      42,000

Conversion of preferred stock to
common stock                      (814,361) (814)     814,361        814                                                      -

Shares issued for dividend to
preferred shareholders                              2,443,083      2,443     461,743                                    464,186

Shares issued for legal fees                           17,500         17      13,483                                     13,500

Shares cancelled                                     (272,500)      (272)          -                                       (272)

Loss for the year ending March 31, 2004                                                            (3,424,277)       (3,424,277)
                                ----------------------------------------------------------------------------------------------------
Balance at March 31, 2004                -   $ -   17,758,444     17,758   6,428,604   (776,050)   (5,915,028)         (244,716)

Amortization of prepaid fees                                                             776,050                        776,050

Shares issued for legal fees                          200,000        200      17,800                                     18,000

Shares issued for consulting                        7,874,500     $7,876    $820,566                                    828,442

Shares issued for debt settlement                   8,469,273     $8,469    $184,123                                    192,592

Shares issued for option                              350,000       $350      $3,150                                      3,500

Sgares issued for acquisitions                     126,073,749  $126,073 $12,977,682                                 13,103,755

Shares issued for services                            625,000       $625     $30,375                                     31,000

Shares issued to Dutchess                           6,874,632     $6,875  $1,046,243                                 $1,053,118

Net loss                                                                                         ($16,675,517)     ($16,675,517)
                                ----------------------------------------------------------------------------------------------------
Balance March 31, 2005                             168,225,598 $ 168,226 $ 21,508,543       $ - $ (22,590,545)       $ (913,776)
                                ====================================================================================================


           The accompanying notes are an integral part of these financial statements.


                             INFINICALL CORPORATION
                          (FORMERLY, FONEFRIEND, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                                                    Cumulative
                                                                                   from inception
                                                                                  (April 24, 2003)
                                                                                    to March 31,
                                                            2005          2004          2005
                                                        ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                             $ (16,675,517)$ (3,424,277) $ (22,590,545)
   Adjustments to reconcile loss from development
   stage operations to net cash used in operating
   activities
   Shares issued for compensation, consulting
   services & prepaid expense                               1,026,455    2,176,289      6,952,583
   Shares issued for legal settlement                          68,376       42,000        110,376
   Shares issued for legal fees                                18,000       13,500         31,500
   Shares issued for interest expense                          16,500            -         16,500
   Shares issued for expenses                                 195,577                     195,577
   Loss on settlement of debt                                  16,716            -         16,716
   Shares issued for dividends to preferred shareholders            -      464,186        464,186
   Write off of inventory                                       6,000       10,000         16,000
   Capitalized development costs                                    -            -     (1,626,305)
   Impairment of capitalized development costs                      -      694,862      1,559,969
   Impairment of long lived assets                         14,070,934                  14,070,934
   Impairment of investment                                         -      150,000        150,000
   Depreciation and amortization expense                      667,216       37,821        709,889
   (Increase) decrease in current assets:
   Decrease in prepaid expenses                                     -     (619,453)      (633,050)
   Purchase of inventory equipment                                  -            -        (16,000)
   Decrease in Deposits                                         4,561       (4,561)         4,561
   Increase (decrease) in current liabilities:
   (Decrease) in accounts payable and accrued expenses         (4,423)     354,216        329,536
   Litigation settlement payable                                    -            -         20,000
   Increase in consulting contract payable                     87,140            -         87,140
   Other                                                            -            -        (23,096)
                                                        ------------------------------------------
   Total adjustments                                       16,173,052    3,318,860     22,437,016
                                                        ------------------------------------------
   Net cash used by development stage operations             (502,465)    (105,417)      (153,529)
                                                        ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               -            -        (15,840)
   Acquisition of technology license                                -            -       (300,000)


   Acquisition of investment                                        -            -       (150,000)
   Cash payment to universal broadband                              -            -        (50,000)
   Cash payments towards the acquisition of customer list    (250,000)           -       (250,000)
                                                        ------------------------------------------
   Net cash used in investing activities                     (250,000)           -       (765,840)
                                                        ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable                                500,000       85,290        686,188
   Loan from officers and others                               (6,226)           -        (26,236)
   Issuance of stock for cash                                 263,841            -        264,661
                                                        ------------------------------------------
   Net cash provided by financing activities                  757,615       85,290        924,613
                                                        ------------------------------------------
Net increase (decrease) in cash & cash equivalents              5,150      (20,127)         5,244

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         94       20,221              -
                                                        ------------------------------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                       $ 5,244         $ 94        $ 5,244
                                                        ==========================================

    The accompanying notes are an integral part of these financial statements.

                             INFINICALL CORPORATION
                           (FORMERLY, FONEFRIEND INC.)
                          A Development stage Company)
                           NOTES FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Infinicall Corporation formerly, FoneFriend, Inc. (the "Company") was incorporated on April 24,2001, under the laws of the State of Nevada, and on November 21, 2002, was merged with and into FoneFriend, Inc., a Delaware corporation. The Company maintains corporate offices at 8447 Wilshire Blvd., 5th Floor, Beverly Hills, California 90211. The Company's telephone number is: (323) 653-6110.

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

On July 1, 2004 the Company completed its acquisition of 50,000 Voice over Internet Protocol (VoIP) customers from InfiniCom Networks, Inc., a California corporation, whereby the Company issued 96,428,571 shares of its common stock to InfiniCom, in addition to cash of $250,000 and a promissory note for $500,000 with simple interest at the rate of six (6%) percent, per annum. Prior to the Acquisition the Company had approximately 23,114,603 common shares issued and outstanding. As a result of the Acquisition the shares outstanding increased to 119,543,174 of which InfiniCom controls 80.66%.
As of December 31, 2004, Infinicom Networks, Inc has 126,073,749 shares of the Company which results in them owning 74.94% of the shares of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Change in Fiscal Year End

The Company's fiscal year is March 31. The Company changed its fiscal year end in 2003, from April 30 to March 31.

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

Capitalized Development Costs

Capitalized development costs consisted of expenditures made by the Company to improve the product and develop marketing channels for the product, and which were deemed by management to have future value to the Company. Such capitalized development costs were being amortized over their useful lives. The company evaluated the value of the Capitalized development costs and recorded an impairment charge equal to the value of the Capitalized development costs (note
6).


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

Accounts Payable & Accrued Expenses

Accounts  payable and accrued  expenses  consist of the  following  on March 31,
2004:
Accounts payable                           $ 27,528
Accrued consulting                           73,641
Accrued expenses- other                     284,221
                                       -------------
                                          $ 385,390

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered, the service cost is fixed or determinable, the service is delivered, no other significant obligations of the Company exist and collectibility is reasonably assured. Generally, the Company will extend credit to its customers/clients and would not require collateral. The Company will perform ongoing credit evaluations of its customers/clients. The company did not earn any revenue through March 31, 2005.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.
In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Eased Payment", which amends FASB Statement No.123 and will be effective for public companies for interim or annual periods beginning after June 15,2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluating how it will adopt the standard and evaluating the effect that the adoption of SF AS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No.43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No.43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SF AS No.151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15,2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SF AS No.151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29. The guidance in APE Opinion No.29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have a material impact on the Company's financial position and results of operations.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Property and equipment at March 31, 2004, consists of the following:
Furniture and office equipment           $ 19,611
Accumulated depreciation                 (10,241)
                                    --------------
                                          $ 9,730
                                    ==============


NOTE 4 - NOTES PAYABLE
 Notes payable are comprised of the following:
Unsecured note, interest rate 10%, interest payable on last         $13,000
day of each month, due on demand
Unsecured note, interest rate 6%, payable on demand to acquire      500,000
the customer data base

        Unsecured note, interest rate 6%, interest payable
        on last day of each month, due on demand                      5,000

        Unsecured note, interest rate 8%, interest payable
        on last day of each month, due April 1, 2005                  5,000

        Unsecured note, interest rate 8%, interest payable
        on last day of each month, due April 1, 2005                  5,000

        Unsecured note, interest rate 8%, interest payable
        on last day of each month, due April 1, 2005                  5,000

        Unsecured note, interest rate 8%, interest payable
        on last day of each month, due April 1, 2005                  5,000

        Unsecured note, interest rate 8%, interest payable
        on last day of each month, due April 1, 2005                  5,000
                                                                ------------
 TOTAL                                                             $543,000
                                                                ------------



NOTE 5 - STOCKHOLDERS' EQUITY

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

The Company issued 350,000 shares of common stock for severance pay. These issuances have been valued at $3,500.

The Company issued 6,837,614 shares to J. Michael Issa, Liquidating Trustee in satisfaction of a court order. These issuances have been valued at $68,376.

Stock Options

As of March 31, 2005, there are no longer any stock options or warrants outstanding.

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

NOTE 6 - IMPAIRMENT OF INVESTMENT AND INTANGIBLE ASSETS

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

On November 12, 2004, the Company issued 10,216,607 shares of its common stock to InfiniCom Networks, Inc. in consideration of adjustment of the purchase price of the original 60,000 customers purchased by the Company amounting to $2,512,319, payment of accrued interest on notes amounting to $ 9,000 and partial payment of notes amounting to $ 135,000.

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

The Company evaluated valuation of the Company's long-lived assets (voice over internet protocol customers and technology rights license) at December 31, 2004 and determined that long-lived assets have been impaired and were of no value, based upon the fair market value of similar assets and future cash flow projected from these assets. The impaired intangible assets comprised of the following:

        Customer Data Base              $ 13,826,604
        Technology rights license            244,330
                                        -------------
        Impairment loss                  (14,070,934)
                                        -------------
                                        $          -
                                        -------------

The  Company  recorded  an  impairment  expense  equal to the book  value of the
long-lived   assets  amounting   $14,070,934  in  the   accompanying   financial
statements.

The Company recorded an impairment expense equal to the book value of development cost amounting $694,862 in the accompanying financial statements.

NOTE 7 - INCOME TAX

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

                                     March 31,
                                        2005
                                   ---------------
Tax benefit of net operating
loss carry-forward                    $ 9,035,000
Valuation allowance                   (9,035,000)
                                   ---------------
                                              $ -
                                   ===============

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                   March 31,
                                                      2005
                                                  -------------------------

Tax expense (credit) at statutory rate-federal       (34)%
State tax expense net of federal tax                  (6)
Changes in valuation allowance                        40
                                                  -------------------------
Tax expense at actual rate                             -
                                                  =========================

The valuation allowance increased to $6,675,000 in the year ended March 31, 2005, since the realization of the operating loss carry-forwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

NOTE 8 - LITIGATION

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

In January, 2003, the Company entered into a settlement agreement with a former officer and director. As partial consideration under the settlement agreement, the Company was required to pay plaintiff the sum of $20,000 on December 1, 2003. The plaintiff accepted a payment of $10,000 from the Company in December of 2003 and agreed to accept a final payment of $12,500 on January 4, 2004. The Company has not yet made the final payment to plaintiff. In accordance with the terms of the settlement, the plaintiff may, upon the Court's order, file with the Court a "Stipulation for Entry of Judgment." The Company intends to settle this matter as soon as finances permit. The plaintiff has not yet moved to file or enforce the judgment.

The Company was named as a party to a lawsuit filed by Mr. Mark Foglia early in 2005 against InfiniCom Networks Inc. as a result of what Mr. Foglia claims InfiniCom Networks Inc. owes to him as a result of his efforts in exacting the InfiniCall/InfiniCom Networks Inc. transaction. The Company has been indemnified by InfiniCom Networks Inc. should Mr. Foglia sustain his claim.

The Company recently was sued in a Florida court by a creditor claiming a debt of $5,000. The Company asserts that the Florida court lacked jurisdiction.

NOTE 9 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $ 22,590,545 at March 31, 2005. The Company incurred net losses of $16,675,517 in the year ended March 31, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


NOTE 10 - RELATED PARTY TRANSACTIONS


On July 1, 2004 the Company completed a transaction with InfiniCom wherein the Company issued 96,428,571 shares of restricted common stock. In addition, on July 8, 2004, the Company issued an additional 19,285,714 shares of restricted common stock and on November 12, the Company issued 10,216,607 shares to InfiniCom, which represents, as of this filing approximately 75% or the Company's issued and outstanding shares. Concurrent with the transaction with InfiniCom, the Company executed a Services and Marketing Agreement and a Network Carrier Agreement creating an outsourcing relationship between the Company and InfiniCom wherein InfiniCom is operating our day to day operations.

Additionally, as a result of the agreements with InfiniCom, the Company moved its offices to offices supplied by InfiniCom at not additional costs to the Company.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 6, 2005, the Board of Directors of the Company dismissed Kabani & Company, C.P.A., an accountancy corporation, as the Company's independent accountants and appointed the firm of Jaspers & Hall, P.C. to serve as independent public accountants of the Company for the fiscal year ending March 31, 2005.

Kabani & Company's report on the Company's consolidated financial statements for the fiscal year ended March 31, 2004 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles; however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

During the year ended December 31, 2004 there were no disagreements with Kabani & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Kasbani & Company's satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company's consolidated financial statements for such years.


ITEM 8A - CONTROLS AND PROCEDURES

The Company is a development stage company with no revenues and during 2005 our Board of Directors had responsibility for our internal controls and procedures over our financial reporting.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Mr. James A. Trodden, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Trodden concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Executive officers and directors of the Company at March 31, 2004 were:

NAME                               POSITION

Robin Glanzl                     President

James A. Trodden                 Secretary

Business Experience

The following is a brief account of the business experience during at least the past five years of the persons designated to be officers of the Company, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Robin Glanzl, Ms. Robin Glanzl received her Bachelor of Arts degree and her Juris Doctor degree from the University of Southern California. In her early years as an attorney she was affiliated with the United States Department of State through the Federal Trade Commission where she investigated and prosecuted alleged violations of the federal anti-trust laws throughout the country, covering unfair competition, predatory pricing practices, false advertising and franchising. She helped to develop the first federal standards for broadcast advertising.

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

James A. Trodden, director. Mr. Trodden has practiced law for over forty years. During his career, Mr. Trodden has represented national and international corporate clients. Over the past five years, Mr. Trodden has been engaged in representing clients before the Securities and Exchange Commission, the National Association of Securities Dealers and other federal and state agencies.

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

The persons who are directors of the Company at March 31, 2005 are:

NAME
Robin Glanzl
James A. Trodden
Dennis H. Johnston

Business Experience

The following is a brief account of the business experience during at least the past five years of the persons designated to be directors of the Filer, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Robin Glasnzl - See above.

James A. Trodden - See above.

Dennis H. Johnston - See above.


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

Audit Committee

We do not have an Audit Committee, our board of directors during 2004 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2. Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other
public   communications  made  by  an  issuer;
3.  Compliance  with  applicable governmental  laws, rules and regulations;
4. The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
5. Accountability for adherence to the code.

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

ITEM 10- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

In view of the cash shortages experienced by the Company, Ms. Glanzl was compensated during fiscal 2005 with payments less than $25,000. Ms. Glanzl was due as salary compensation in the amount of $10,000 per month commencing August, 2004. As an inducement to Ms. Glanzl joining the Company, the Board of Directors granted her 200,000 shares of the Company's restricted stock and 75,000 shares of free trading stock.

Mr. Trodden waived salary payments.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, to our knowledge, certain information regarding the beneficial ownership of the common stock, and the address of such beneficial owner, as of March 31, 2005, for (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each of the Company's officers, directors and consultants, and (iii) all of the Company's executive officers, directors, consultants and Principal Stockholders as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. The number of common shares owned includes shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of the date of this filing. For each beneficial owner, officer, director or consultant, his or her percentage of shares outstanding is based upon 19,008,444 shares outstanding as of March 31, 2004, plus 865,000 additional shares that such beneficial owners have the right to acquire within 60 days of the date of this Report (i.e., a total of 19,873,444).


SHAREHOLDER NAME AND ADDRESS              RELATIONSHIP TO COMPANY         SHARES OWNED           PERCENTAGE OF SHARES OUTSTANDING
Infinicom Networks Inc.                   Shareholder                      125,930,892                         75%
5670 Wilshire Blvd, Ste. 2605
Los Angeles, CA

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On July 1, 2004 the Company completed a transaction with InfiniCom wherein the Company issued 96,428,571 shares of restricted common stock. In addition, on July 8, 2004, the Company issued an additional 19,285,714 shares of restricted common stock and on November 12, the Company issued 10,216,607 shares to InfiniCom, which represents, as of this filing approximately 75% or the Company's issued and outstanding shares. Concurrent with the transaction with InfiniCom, the Company executed a Services and Marketing Agreement and a Network Carrier Agreement creating an outsourcing relationship between the Company and InfiniCom wherein InfiniCom is operating our day to day operations.

Additionally, as a result of the agreements with InfiniCom, the Company moved its offices to offices supplied by InfiniCom at not additional costs to the Company.

ITEM 13 - EXHIBITS AND REPORTS

(a) Exhibits filed with this annual report.


Exhibit No.  Description
------------ -----------

31.1         Section 302 Certification (CEO)
31.2         Section 302 Certification (CFO)
32.1         Section 906 Certification (CEO)
32.2         Section 906 Certification (CFO)



ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Jaspers & Hall ("Jaspers") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Jaspers' independence.

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


                                  InfiniCall Corporation
Date: August 12, 2005             By: /s/ Robin Glanzl
                                      ----------------
                                  Robin Glanzl, President
                                  and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Filer and in the capacities and on the dates indicated.


/s/ Robin Glanzl                                                 August 12, 2005
------------------------------------
Robin Glanzl, President and Director
                                                                 August 12, 2005
/s/ James A. Trodden
------------------------------------
James A. Trodden, Secretary & Interim Financial Offier