Form 10QSB
period 2005-06-30
Infinicall CORP
filed 2005-08-30
CIK 925739

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-24408


                             INFINICALL CORPORATION
                            (f/k/a Fonefriend, Inc.)
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                             33-0611753
                    ---------                            ----------
 (State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)

                         5670 Wilshire Blvd., Ste. 2605
                          Los Angeles, CALIFORNIA 90036
                          -----------------------------
               (Address of Principal Executive Offices) (Zip Code)
                                 (310) 289-2338
                                 --------------
                      (Issuer's telephone number, including


Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005 was 168,225,598 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes No X

ITEM 1. FINANCIAL STATEMENTS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



     REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinicall Corporation
Los Angeles, CA


We have reviewed the accompanying balance sheet of Infinicall Corporation as of June 30, 2005, and the related statements of operations and cash flows for the three-months ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited the financial statements for the year ended March 31, 2005 and our report dated August 17, 2005 expressed an unqualified opinion on those statements. We have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Jaspers + Hall, PC
Denver, CO
August 26, 2005


                             INFINICALL CORPORATION
                           (FORMERLY FONEFRIEND, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      Unaudited
                                                                      June 30,        March 31,
                                                                        2005            2005
                                                                   --------------------------------
  ASSETS
  CURRENT ASSETS:
         Cash and cash equivalents                                           $ 644         $ 5,244

  PROPERTY AND EQUIPMENT, net                                                8,454           9,370
                                                                   --------------------------------
  TOTAL ASSETS                                                             $ 9,098        $ 14,614
                                                                   ================================


  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
         Accounts payable and accrued expenses                           $ 396,290       $ 385,390
         Notes payable                                                     543,000         543,000
                                                                   --------------------------------
                        Total current liabilities                          939,290         928,390

  STOCKHOLDERS' DEFICIT
         Common stock, $0.001par value ;200,000,000 shares authorized;
         168,225,598 shares issued and outstanding                         168,226         168,226
         Additional paid-in capital                                     21,508,543      21,508,543
         Accumulated deficit                                           (22,606,961)    (22,590,545)
                                                                   --------------------------------
                        Total stockholders' deficit                       (930,192)       (913,776)
                                                                   --------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ 9,098        $ 14,614
                                                                   ================================

    See Accountants' Review Report


                             INFINICALL CORPORATION
                           (FORMERLY FONEFRIEND, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                              Cumulative
                                                                                                              from inception
                                                                    Three-month              Three-month     (April 24, 2001)
                                                                    period ended             period ended           to
                                                                    June 30, 2005            June 30, 2004     June 30, 2005
                                                                    -------------------------------------------------------
Net revenues                                                                      $ -               $ -                $ -

Operating expenses:
General and administrative                                                        916           289,841          1,980,346
Impairment of investment and intangible assets                                      -                 -         15,780,903
Consulting expenses                                                             4,600           377,320          4,195,167
                                                                    -------------------------------------------------------
Total Operating Expenses                                                        5,516           667,161         21,956,416
                                                                    -------------------------------------------------------
Operating loss                                                                 (5,516)         (667,161)       (21,956,416)
Non-operating income (expense):
Interest expense                                                              (10,900)           (3,683)           (85,303)
Litigation settlement                                                               -           (16,716)           (98,656)
                                                                    -------------------------------------------------------
Total non-operating expense                                                   (10,900)          (20,399)          (183,959)
                                                                    -------------------------------------------------------
Loss before income tax                                                        (16,416)         (687,560)       (22,140,375)

Provision for income taxes                                                          -              (800)            (2,400)
                                                                    -------------------------------------------------------
Net Loss                                                                      (16,416)         (688,360)       (22,142,775)
                                                                    -------------------------------------------------------
Dividend paid to preferred shareholders                                             -                 -           (464,186)
                                                                    -------------------------------------------------------
Net loss applicable to common shareholders                                  $ (16,416)       $ (688,360)     $ (22,606,961)
                                                                    =======================================================


Basic and diluted weighted average number of common
        stock outstanding *                                               168,225,598        20,385,231
                                                                    ====================================


Basic and diluted net loss per share for common stock                          (0.000)           (0.034)
                                                                    ====================================
                  See Accountants' Review Report


                                 INFINICALL CORPORATION
                               (FORMERLY FONEFRIEND, INC.)
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS

                                                             Three-month  Three-month      Cumulative
                                                               Period      Period         from inception
                                                                Ended       Ended        (April 24, 2003)
                                                              June 30,    June 30,          to June 30,
                                                                2005        2004              2005
                                                             --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                    $ (16,416) $ (688,360)  $ (22,606,961)
   Adjustments to reconcile loss from development stage
      operations to net cash used in operating activities
   Shares issued for compensation, consulting services
      & prepaid expense                                                -     299,270       6,952,583
   Shares issued for legal settlement                                  -           -         110,376
   Shares issued for legal fees                                        -      18,000          31,500
   Shares issued for interest expense                                  -       7,500          16,500
   Shares issued for expenses                                          -      16,716         195,577
   Loss on settlement of debt                                          -           -          16,716
   Shares issued for dividends to preferred shareholders               -           -         464,186
   Write off of inventory                                              -           -          16,000
   Capitalized development costs                                       -           -      (1,626,305)
   Impairment of capitalized development costs                         -           -       1,559,969
   Impairment of long lived assets                                     -           -      14,070,934
   Impairment of investment                                            -           -         150,000
   Depreciation and amortization expense                             916     224,681         710,805
   (Increase) decrease in current assets:                              -           -
   Decrease in prepaid expenses                                        -           -        (633,050)
   Purchase of inventory equipment                                     -           -         (16,000)
   Decrease in Deposits                                                -       4,561           4,561
   Increase (decrease) in current liabilities:
   Increase (Decrease) in accounts payable and accrued expenses   10,900       9,120         340,436
   Litigation settlement payable                                       -           -          20,000
   Increase in consulting contract payable                             -           -          87,140
   Other                                                               -     (63,000)        (23,096)
                                                             ----------------------------------------
   Total adjustments                                              11,816     516,848      22,448,832
                                                             ----------------------------------------
   Net cash used by development stage operations                  (4,600)   (171,512)       (158,129)
                                                             ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  -           -         (15,840)
   Acquisition of technology license                                   -           -        (300,000)
   Acquisition of investment                                           -           -        (150,000)
   Cash payment to universal broadband                                 -           -         (50,000)
   Cash payments towards the acquisition of customer list              -    (250,000)       (250,000)
                                                             ----------------------------------------
   Net cash used in investing activities                               -    (250,000)       (765,840)
                                                             ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable                                         -     423,000         686,188
   Loan from officers and others                                       -      (5,226)        (26,236)
   Issuance of stock for cash                                          -       5,519         264,661
                                                             ----------------------------------------
   Net cash provided by financing activities                           -     423,293         924,613
                                                             ----------------------------------------
Net increase (decrease) in cash & cash equivalents                (4,600)      1,781             644

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     5,244          94               -
                                                             ----------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 644     $ 1,875           $ 644
                                                             ========================================

                             See Accountants' Review Report

                             INFINICALL CORPORATION
                           (FORMERLY FONEFRIEND INC.)
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



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

The Company changed its name from Fonefriend Inc. to Infinicall Corporation in October 2004.

B. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information and do not include the footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended March 31, 2005 were filed. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

Reclassifications

Certain comparative amounts have been reclassified to conform with the current period's presentation.

NOTE 2 COMMON STOCK

There was no stock issued during the three-month period ended June 30, 2005.

                             INFINICALL CORPORATION
                           (FORMERLY FONEFRIEND INC.)
                          (A Development Stage Company)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2005



NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not earned any revenues from operations. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. PLAN OF OPERATION

OVERVIEW

BACKGROUND
InfiniCall Corporation, f/k/a FoneFriend, Inc. ("InfiniCall" or the "Company"), is a development stage company and currently has no revenues. It was originally incorporated in 1992 in Delaware under the name Picometrix, Inc., doing business in an industry other than Internet telephony. After the Company's merger with IJNT.Net, it was engaged in the provision of wireless communications services, including Internet access services. Soon thereafter, it became a publicly traded company under the name IJNT.Net. In 1997, it acquired another business and changed its name to Universal Broadband Networks, Inc. ("UBN"), whose primary business was the provision of Internet and related services using microwave technology. On October 31, 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger dated June 12, 2002, between FoneFriend, Inc. a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBN, which was approved by the Bankruptcy Court and, in November 2002, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to FoneFriend Inc. ("FoneFriend Delaware"). Fonefriend Delaware changed its name to InfiniCall Corporation in 2004. Shares of InfiniCall's common stock are currently quoted in the Over-The-Counter Bulletin Board market under the stock symbol "INFL.BB". The Company maintaines its corporate offices at 5670 Wilshire Blvd., Ste. 2605, Los Angeles, California 90036. The Company's telephone number is: (310) 289-2338. The corporate e-mail address is: ir@infinicall.net.

PURPOSE AND GOAL

The Company is in the process of becoming a provider of Internet-based telecommunications services in the U.S. and worldwide by seizing on the current and future opportunities in Voice-over-Internet-Protocol ("VoIP") telephony technology and voice-data integrated communications services in the e-commerce market place.

BUSINESS OF THE COMPANY

OVERVIEW

InfiniCall Corporation provides telecommunications services to consumers. It's flagship product has been its long-distance telephone service that permits subscribers to complete domestic and international calls using a combination of software, a personal computer and an internet connection. Currently InfiniCall's long-distance service is offered to consumers at $15.00 per month for unlimited domestic calls. Calls to a selected group of countries (European and Asian) are also included with unlimited time access as part of the monthly subscription fee. The Company has grown to supplying services to more than 248,000 subscribers.

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


OVERVIEW

The Company was a development stage company which had no revenues until it acquired Voice over Internet Protocol customers as described below under the caption "Infinicon Acquisition". The Company's primary business for Fiscal 2004 through June 2004 was to market an Internet telephony device called the "FoneFriend Device" and related services to consumers and businesses worldwide. The Internet telephony device was licensed from FoneFriend Systems, Inc. ("FSI") in April 2001. On July 2, 2004, subsequent to year-end, the Company entered into an Asset Purchase Agreement ("Purchase Agreement") with YAP International, Inc. ("YAP") to transfer certain assets and technology relating to the FoneFriend technology and related assets, which assets and technology the Company determined were unnecessary under its revised Plan of Operation, in exchange for 5,416,151 shares of the common stock of YAP (as set forth in the Company's Form 8-K dated October 28, 2004). On October 25, 2004, the Company received a letter from Yap (the "Yap Letter") which purported to rescind that Purchase Agreement. The Purchase Agreement transferred to Yap certain tangible and intangible assets of the Company relating to the FoneFriend Device" and services ("Purchased Assets") in exchange for shares of the common stock of Yap ("Yap Shares"). The Yap Letter did not specifically rescind any of the collateral documents which were signed by the parties at the closing of the Yap transaction nor did Yap return any of the Purchased Assets to the Company. The Yap shares which were delivered to Yap's transfer agent specified the number of Yap shares to be issued to the Company's shareholders without regard to the Liquidating Trust which should have been a addressed. The Company thereafter advised Yap that it would not consent to a distribution negating the Liquidating Trust stock position.

INFINICOM ACQUISITION

On July 1, 2004, the Company completed the acquisition of 50,000 Voice over Internet Protocol ("VoIP") customers from InfiniCom Networks, Inc., a California corporation, ("InfiniCom") whereby the Company issued 96,428,571 shares of its common stock to InfiniCom, in addition to cash of $250,000 and a promissory note for $500,000. Further, on July 8, 2004, the Company acquired an additional 10,000 VoIP customers from InfiniCom in exchange for 19,285,714 shares of common stock and a promissory note for $150,000. Both promissory notes bear simple interest at the rate of six (6%) percent per annum and are due upon demand.

Prior to the acquisition of the 60,000 VoIP customers, the Company had approximately 23,114,603 common shares issued and outstanding. As a result of the acquisition, our total shares of common stock outstanding increased to 115,714,285. At June 30, 2005, there were 168,225,596. shares outstanding.

Our customers utilize a proprietary software program, offered by InfiniCom, which allows each customer to place long distance and international telephone calls directly from its desktop or laptop computer. The customer is offered an unlimited calling plan, at a rate of USD $15 per month, to the U.S., Canada, most of Europe and certain countries in Asia.

We use third-party providers to support customer care. After certain subscriber counts have been achieved, we may decide to support internal customer care operations from cash flow.

We are currently considering offering our customers a stand-alone, Internet appliance device which will allow our customers to use their ordinary telephone handset to make calls using our service. We plan to offer this product at minimal cost to our customers (and potential customers) in exchange for their commitment to a long-term service agreement (two years). Alternatively, we may offer such product at a charge to those customers who use our service on a month-to-month basis.

Through InfiniCom as our agent, we bill and collect money for services at the time the service is offered directly from a subscriber's credit card or check card. Our services include the ability for call termination to points outside the unlimited dialing area

REVENUES

We have not realized any revenues for the three months ended June 30, 2005.

EXPENSES

Expenses for the three months ended June 30, 2005 were $5,516 versus $667,1612 ending June 30, 2004.

We expect increases in expenses through the fiscal year ending March 31, 2006 as we move towards implementing our plan of operation. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

INCOME/LOSSES

Net loss attributable to common stockholders for the three months ended June 30, 2005 was $16,416 versus a loss of $687,560 for the three months ending June 30, 2004.


IMPACT OF INFLATION

We believe that inflation has not had a negative impact on our results of operations since inception. Until we are able to generate revenue we will be unable to pass on inflationary increases in our expenses from Development Stage Operations through increases in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $13,031,638 for the nine months ended June 30, 2005.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. During the three months ended June 30, 2005, we experienced a net loss from development stage operations of and had negative cash flows. In addition, we had substantial shareholders' equity operating deficits for the three months ended June 30, 2005. Lastly, we have significant present and future working capital demands, which will require substantial equity and debt financing which have not yet been secured. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors have also expressed doubt as to our ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2005, the closing price of our common stock ranged from $0.016 to $0.43 per share.

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

We had cash on hand of $644.00 and a stockholders' deficit of $930,192 as ofJune 30, 2005. Our current working capital deficit is primarily due to current obligations in accounts payable and accrued expense. We can not yet, and may never be able to, rely on the existence of revenue from our business, however, we have no current or projected capital reserves that will sustain our business for any length of time. In addition, there can be no assurance additional capital in the future will be available to us when needed or available on terms favorable to us.

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


ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF SECURITIES

There were no sales or issuances of securities during the quarter ended June 30, 12005.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

SUBSEQUENT TO QUARTER END

None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits



Exhibit No.
31.1          * Certification of Robin Glanzl pursuant to Section 302 of the Sarbanes-Oxley Act
                -------------------------------------------------------------------------------
31.2          * Certification of James. A Trodden pursuant to Section 302 of the Sarbanes-Oxley Act
                -----------------------------------------------------------------------------------
32.1          * Certification of Robin Glanzl pursuant to Section 906 of the Sarbanes-Oxley Act
                -------------------------------------------------------------------------------
32.2          * Certification of James A. Trodden pursuant to Section 906 of the Sarbanes-Oxley Act
                -----------------------------------------------------------------------------------
              * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Filer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  InfiniCall Corporation
Date: August 29, 2005             By: /s/ Robin Glanzl
                                      ----------------
                                  Robin Glanzl, President
                                  and Director