Form 10QSB
period 2005-09-30
Infinicall CORP
filed 2005-11-21
CIK 925739

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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


                         5670 Wilshire Blvd., Ste. 2605
                          Los Angeles, California 90036
                         ------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                      (Issuer's telephone number, including
                                 (310) 289-2338

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005 was 168,225,598 shares.

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes No X

ITEM 1. FINANCIAL STATEMENTS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinicall Corporation
Los Angeles, CA


We have reviewed the accompanying balance sheet of Infinicall Corporation as of September 30, 2005, and the related statements of operations and cash flows for the three-months and six-months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited the financial statements for the year ended March 31, 2005 and our report dated August 17, 2005 expressed an unqualified opinion on those statements. We have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
November 18, 2005


                                 INFINICALL CORPORATION
                               (FORMERLY FONEFRIEND, INC.)
                              (A Development Stage Company)
                                     BALANCE SHEETS

                                                                                     Unaudited
                                                                                   September 30,      March 31,
                                                                                        2005            2005
                                                                                  ---------------------------------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                              $ 24         $ 5,244

PROPERTY AND EQUIPMENT, net                                                                  7,538           9,370

TOTAL ASSETS                                                                               $ 7,562        $ 14,614
                                                                                  =================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                             $ 407,190       $ 385,390
       Notes payable                                                                        43,000          43,000
       Notes payable related party                                                         500,000         500,000
                                                                                  ---------------------------------
                      Total current liabilities                                            950,190         928,390

STOCKHOLDERS' DEFICIT
       Common stock, $0.001par value ; 200,000,000 shares authorized;
       168,225,598 shares issued and outstanding                                           168,226         168,226
       Additional paid-in capital                                                       21,508,543      21,508,543
       Accumulated deficit                                                             (22,619,397)    (22,590,545)
                      Total stockholders' deficit                                         (942,628)       (913,776)
                                                                                  ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $ 7,562        $ 14,614
                                                                                  =================================

                         See Accountants' Review Report


                                             INFINICALL CORPORATION
                                           (FORMERLY FONEFRIEND, INC.)
                                          (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                                                    Unaudited

                                                                             For the            For the              Cumulative
                                                                            six month          six month           from inception
                                            Three-month period ended        period ended      period ended        (April 24, 2001)
                                  September 30, 2005  September 30, 2004  September 30, 2005  September 30, 2004  September 30, 2005
                                            ----------------------------------------------------------------------------------------
Net revenues                                           $ -              $ -              $ -              $ -              $ -

Operating expenses:
General and administrative                           1,536          133,996            2,452          423,837        1,981,882
Impairment of investment and intangible
  assets                                                 -                -                -                -       15,780,903
Consulting expenses                                      -          329,980            4,600          707,300        4,195,167
                                            -----------------------------------------------------------------------------------
Total Operating Expenses                             1,536          463,976            7,052        1,131,137       21,957,952
                                            -----------------------------------------------------------------------------------
Operating loss                                      (1,536)        (463,976)          (7,052)      (1,131,137)     (21,957,952)
Non-operating income (expense):
Interest expense                                   (10,900)           1,469          (21,800)          (2,214)         (96,203)
Litigation settlement                                    -                -                -          (16,716)         (98,656)
                                            -----------------------------------------------------------------------------------
Total non-operating expense                        (10,900)           1,469          (21,800)         (18,930)        (194,859)
                                            -----------------------------------------------------------------------------------
Loss before income tax                             (12,436)        (462,507)         (28,852)      (1,150,067)     (22,152,811)

Provision for income taxes                               -                -                -             (800)          (2,400)
                                            -----------------------------------------------------------------------------------
Net Loss                                           (12,436)        (462,507)         (28,852)      (1,150,867)     (22,155,211)

Dividend paid to preferred shareholders                  -                -                -                -         (464,186)
                                            -----------------------------------------------------------------------------------
Net loss applicable to common share-
  holders                                        $ (12,436)      $ (462,507)       $ (28,852)    $ (1,150,867)   $ (22,619,397)
                                            ===================================================================================


Basic and diluted weighted average
  number of common stock outstanding           168,225,598       20,385,231      168,225,598      168,225,598      168,225,598
                                            ===================================================================================


Basic and diluted net loss per share
  for common stock                                  (0.000)          (0.023)          (0.000)          (0.007)          (0.134)
                                            ===================================================================================

                                         See Accountants' Review Report


                                INFINICALL CORPORATION
                              (FORMERLY FONEFRIEND, INC.)
                             (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                       Unaudited
---------------------------------------------------------------------------------------------
                                                  Six-month      Six-month        Cumulative
                                                   Period          Period       from inception
                                                    Ended           Ended       (April 24, 2003)
                                                  September 30,  September 30,    September 30,
                                                    2005            2004              2005
                                                  -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                        $ (28,852)    $ (1,842,165)   $(22,619,397)
  Adjustments to reconcile loss from development
      stage operations to net cash used in
      operating activities
  Shares issued for compensation, consulting
      services & prepaid expenses                         -          299,270       6,952,583
  Shares issued for legal settlement                      -                -         110,376
  Shares issued for legal fees                            -           18,000          31,500
  Shares issued for interest expense                      -            7,500          16,500
  Shares issued for expenses                              -                -         195,577
  Loss on settlement of debt                              -           16,716          16,716
  Shares issued for dividends to preferred share-
      holders                                             -                -         464,186
  Write off of inventory                                  -                -          16,000
  Capitalized development costs                           -                -      (1,626,305)
  Impairment of capitalized development costs             -                -       1,559,969
  Impairment of long lived assets                         -                -      14,070,934
  Impairment of investment                                -                -         150,000
  Depreciation and amortization expense               1,832          244,160         711,721
  (Increase) in loan discount                             -          (63,000)              -
  (Increase) decrease in current assets:                  -                -               -
  Decrease in prepaid expenses                            -                -        (633,050)
  Purchase of inventory equipment                         -                -         (16,000)
  Decrease in Deposits                                    -            9,122           4,561
  Increase (decrease) in current liabilities:
  Increase (Decrease) in accounts payable and
      accrued expenses                               21,800          (47,986)        351,336
  Litigation settlement payable                           -                -          20,000
  Increase in consulting contract payable                 -          140,900          87,140
  Other                                                   -                -         (23,096)

  Total adjustments                                  23,632          624,682      22,460,648
                                                  -------------------------------------------
  Net cash used by development stage operations      (5,220)      (1,217,483)       (158,749)
                                                  -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      -                -         (15,840)
  Acquisition of technology license                       -                -        (300,000)
  Acquisition of investment                               -                -        (150,000)
  Cash payment to universal broadband                     -                -         (50,000)
  Cash payments towards the acquisition of
      customer list                                       -      (12,031,300)       (250,000)
                                                  -------------------------------------------
  Net cash used in investing activities                   -      (12,031,300)       (765,840)
                                                  -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans payable                             -          423,000         686,188
  Common stock and paid-in-capital                        -       12,804,931               -
  Loan from officers and others                           -        1,636,357         (26,236)
  Issuance of stock for cash                              -            5,519         264,661
  Advance payment for customer data base                  -       (1,928,571)              -
  Prepaid consulting expenses                             -          309,730               -
                                                  -------------------------------------------
  Net cash provided by financing activities               -       13,250,966         924,613
                                                  -------------------------------------------
Net increase (decrease) in cash & cash
      equivalents                                    (5,220)           2,183              24

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        5,244              188               -
                                                  -------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 24          $ 2,371            $ 24
                                                  ===========================================

CASH PAID FOR INTEREST                                    -                -               -
                                                  ===========================================
CASH PAID FOR  TAXES                                      -                -               -
                                                  ===========================================

                            See Accountants' Review Report

                             INFINICALL CORPORATION
                           (FORMERLY FONEFRIEND INC.)
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005




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

The Company changed its name from Fonefriend Inc. to Infinicall Corporation in October 2004.


B. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information and do not include the footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended March 31, 2005 were filed. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. Operating results for the three-month and six-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

NOTE 2 COMMON STOCK

There was no stock issued during the three-month period ended September 30, 2005.

                             INFINICALL CORPORATION
                           (FORMERLY FONEFRIEND INC.)
                          (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2005


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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding.

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

Prior to the acquisition of the 60,000 VoIP customers, the Company had approximately 23,114,603 common shares issued and outstanding. As a result of the acquisition, our total shares of common stock outstanding increased to 115,714,285. At September 30, 2005, there were 168,225,598. shares outstanding.

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

We have not realized any revenues for the three months ended September 30, 2005.

EXPENSES

Expenses for the three months ended September 30, 2005 were $1,536.00 versus $463,976 ending September 30, 2004.

We expect increases in expenses through the fiscal year ending March 31, 2006 as we move towards implementing our plan of operation. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

INCOME/LOSSES

Net loss attributable to common stockholders for the three months ended September 30, 2005 was $12,436.00 versus a loss of $462,507 for the three months ending September 30, 2004.

IMPACT OF INFLATION

We believe that inflation has not had a negative impact on our results of operations since inception. Until we are able to generate revenue we will be unable to pass on inflationary increases in our expenses from Development Stage Operations through increases in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $5,220.00 for the nine months ended September 30, 2005.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. During the three months ended September 30, 2005, we experienced a net loss from development stage operations of and had negative cash flows. In addition, we had substantial shareholders' equity operating deficits for the three months ended September 30, 2005. Lastly, we have significant present and future working capital demands, which will require substantial equity and debt financing which have not yet been secured. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors have also expressed doubt as to our ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended September 30, 2005, the closing price of our common stock ranged from $0.015 to $0.43 per share.

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

We had cash on hand of $24.00 and a stockholders' deficit of $942,628 as of September 30, 2005. Our current working capital deficit is primarily due to current obligations in accounts payable and accrued expense. We can not yet, and may never be able to, rely on the existence of revenue from our business, however, we have no current or projected capital reserves that will sustain our business for any length of time. In addition, there can be no assurance additional capital in the future will be available to us when needed or available on terms favorable to us.

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

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF SECURITIES

There were no sales or issuances of securities during the quarter ended September 30, 2005.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

SUBSEQUENT TO QUARTER END

None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

Exhibit No.

31.1 * Certification of Robin Glanzl pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 * Certification of James A Trodden pursuant to Section 302 of the Sarbanes-Oxley Act

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

InfiniCall Corporation




Date: September 18, 2005             By: /s/ Robin Glanzl
                                      ----------------
                                      Robin Glanzl, President
                                      and Director