Form 10QSB
period 2005-12-31
Infinicall CORP
filed 2006-02-21
CIK 925739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24408

INFINICALL CORPORATION
(f/k/a Fonefriend, Inc.)
(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0611753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification

5900 Wilshire Blvd., Ste. 2350
Los Angeles, California 90036
(Address of Principal Executive Offices) (Zip Code)

(310) 289-2338
(Issuer's telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2005 was 168,225,598 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes No X

ITEM 1. FINANCIAL STATEMENTS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Infinicall Corporation
Los Angeles, CA

We have reviewed the accompanying balance sheet of Infinicall Corporation as of December 31, 2005, and the related statements of operations and cash flows for the three-months and nine-months ended December 31, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited the financial statements for the year ended March 31, 2005 and our report dated August 17, 2005 expressed an unqualified opinion on those statements. We have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Jaspers + Hall, PC
Denver, CO
November 18, 2005

INFINICALL CORPORATION (FORMERLY FONEFRIEND, INC.) (A Development Stage Company) BALANCE SHEETS

	Unaudited
	December 31	March 31,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ (12)	$ 5,244

PROPERTY AND EQUIPMENT, net	6,622	9,370

TOTAL ASSETS	$ 6,610	$ 14,614

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 418,090	$ 385,390
Notes payable	43,000	43,000
Notes payable related party	500,000	500,000
Total current liabilities	961,090	928,390

STOCKHOLDERS' DEFICIT
Common stock, $0.001par value; 200,000,000 shares authorized;
168,225,598 shares issued and outstanding	168,226	168,226
Additional paid-in capital	21,508,543	21,508,543
Accumulated deficit	(22,631,249)	(22,590,545)
Total stockholders' deficit	(954,480)	(913,776)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 6,610	$ 14,614

See Accountants' Review Report

INFINICALL CORPORATION (FORMERLY FONEFRIEND, INC.) (A Development Stage Company) STATEMENTS OF OPERATIONS

					Cumulative
					from inception
	Three-month period ended		Nine-month period ended		(April 24, 2001) to
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	31-Dec-05

Net revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	952	98,785	3,404	772,216	1,982,834
Impairment of long-lived assets	-	2,756,649	-	14,070,934	15,780,903
Consulting expenses	-	616,511	4,600	1,482,848	4,195,167
Total Operating Expenses	952	3,471,945	8,004	16,325,998	21,958,904
Operating loss	(952)	(3,471,945)	(8,004)	(16,325,998)	(21,958,904)
Non-operating income (expense):
Loss on settlement of debt				(16,716)
Interest expense	(10,900)	(38,480)	(32,700)	(53,798)	(107,103)
Litigation settlement	-	-	-	-	(98,656)
Total non-operating expense	(10,900)	(38,480)	(32,700)	(70,514)	(205,759)

Loss before income tax	(11,852)	(3,510,425)	(40,704)	(16,396,512)	(22,164,663)

Provision for income taxes	-	-	-	(800)	(2,400)

Net Loss	(11,852)	(3,510,425)	(40,704)	(16,397,312)	(22,167,063)

Dividend paid to preferred shareholders	-	-	-	-	(464,186)

Net loss applicable to common shareholders	$ (11,852)	$ (3,510,425)	(40,704)	(16,397,312)	(22,631,249)

Basic and diluted weighted average number of common stock outstanding *	168,225,598	153,702,595	168,225,598	104,198,313	168,225,598

Basic and diluted net loss per share for common stock	(0.000)	(0.023)	(0.000)	(0.157)	(0.135)
See Accountants' Review Report 3

INFINICALL CORPORATION (FORMERLY FONEFRIEND, INC.) (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Nine-month	Nine-month	Cumulative
	Period	Period	from inception
	Ended	Ended	(April 24, 2003)
	December 31,	December 31,	to December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (40,704)	$ (16,397,312)	$ (22,631,249)
Adjustments to reconcile loss from development stage operations to net cash used in operating activities
Shares issued for compensation, consulting services & prepaid expense	-	828,442	6,952,583
Shares issued for legal settlement	-	-	110,376
Shares issued for legal fees	-	18,000	31,500
Shares issued for interest expense	-	16,500	16,500
Shares issued for expenses	-	195,577	195,577
Loss on settlement of debt	-	16,716	16,716
Shares issued for dividends to preferred shareholders	-	-	464,186
Write off of inventory	-	6,000	16,000
Capitalized development costs	-	-	(1,626,305)
Impairment of capitalized development costs	-	-	1,559,969
Impairment of long lived assets	-	14,070,934	14,070,934
Impairment of investment	-	-	150,000
Depreciation and amortization expense	2,748	666,300	712,637
(Increase) in loan discount	-	-	-
(Increase) decrease in current assets:	-	-	-
Decrease in prepaid expenses	-	-	(633,050)
Purchase of inventory equipment	-	-	(16,000)
Decrease in Deposits	-	4,561	4,561
Increase (decrease) in current liabilities:
Increase (Decrease) in accounts payable and accrued expenses	32,700	(15,323)	362,236
Litigation settlement payable	-	-	20,000
Increase in consulting contract payable	-	87,140	87,140
Other	-	-	(23,096)

Total adjustments	35,448	15,894,847	22,472,464

Net cash used by development stage operations	(5,256)	(502,465)	(158,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(15,840)
Acquisition of technology license	-	-	(300,000)
Acquisition of investment	-	-	(150,000)
Cash payment to universal broadband	-	-	(50,000)
Cash payments towards the acquisition of customer list	-	(250,000)	(250,000)

Net cash used in investing activities	-	(250,000)	(765,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	500,000	686,188
Common stock and paid-in-capital	-	-	-
Loan from officers and others	-	(6,226)	(26,236)
Issuance of stock for cash	-	263,841	264,661
Advance payment for customer data base	-	-	-
Prepaid consulting expenses	-	-	-

Net cash provided by financing activities	-	757,615	924,613

Net increase (decrease) in cash & cash equivalents	(5,256)	5,150	(12)

CASH PAID FOR INTEREST AND TAXES	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,244	94	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ (12)	$ 5,244	$ (12)

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

The Company changed its name from Fonefriend Inc. to Infinicall Corporation in October 2004.

B. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information and do not include the footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended March 31, 2005 were filed. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. Operating results for the three-month and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

NOTE 2 COMMON STOCK

There was no stock issued during the three-month period ended December 31, 2005.

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

ITEM 2. PLAN OF OPERATION

OVERVIEW

BACKGROUND

InfiniCall Corporation, f/k/a FoneFriend, Inc. ("InfiniCall" or the "Company"), is a development stage company. It was originally incorporated in 1992 in Delaware under the name Picometrix, Inc., doing business in an industry other than Internet telephony. After the Company's merger with IJNT.Net, it was engaged in the provision of wireless communications services, including Internet access services. Soon thereafter, it became a publicly traded company under the name IJNT.Net. In 1997, it acquired another business and changed its name to Universal Broadband Networks, Inc. ("UBN"), whose primary business was the provision of Internet and related services using microwave technology. On October 31, 2000, UBN filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code, 11 U.S.C. 101 et seq., in the United States Bankruptcy Court for the District of Eastern California. Pursuant to an Amended and Restated Plan of Merger dated June 12, 2002, between FoneFriend, Inc. a Nevada corporation founded in April, 2001 ("FoneFriend Nevada") and UBN, UBN completed its acquisition of all the assets of FoneFriend Nevada. Subsequent to this acquisition, FoneFriend Nevada was dissolved and UBN, a Delaware corporation, changed its name to FoneFriend Inc. ("FoneFriend Delaware"). Fonefriend Delaware changed its name to InfiniCall Corporation in 2004. Shares of InfiniCall's common stock are currently quoted in the Over-The-Counter Bulletin Board market under the stock symbol "INFL.BB". The Company maintaines its corporate offices at 5900 Wilshire Blvd., Ste. 2350, Los Angeles, California 90036. The Company's telephone number is: (310) 289-2338. The corporate e-mail address is: ir@infinicall.net.

PURPOSE AND GOAL

The Company is in the process of becoming a provider of Internet-based telecommunications services in the U.S. and worldwide by seizing on the current and future opportunities in Voice-over-Internet-Protocol ("VoIP") telephony technology and voice-data integrated communications services in the e-commerce market place.

BUSINESS OF THE COMPANY

InfiniCall Corporation provides telecommunications services to consumers. It's flagship product has been its long-distance telephone service that permits subscribers to complete domestic and international calls using a combination of software, a personal computer and an internet connection. Currently InfiniCall's long-distance service is offered to consumers at $15.00 per month for unlimited domestic calls. Calls to a selected group of countries (European and Asian) are also included with unlimited time access as part of the monthly subscription fee. The Company has grown to supplying services to more than 240,000 subscribers.

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

OVERVIEW

The Company was a development stage company which had no revenues until it acquired Voice over Internet Protocol customers as described below under the caption "Infinicom Acquisition". The Company's primary business through June 2004 was to market an Internet telephony device called the "FoneFriend Device" and related services to consumers and businesses worldwide. The Internet telephony device was licensed from FoneFriend Systems, Inc. ("FSI") in April 2001.

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

Prior to the acquisition of the 60,000 VoIP customers, the Company had approximately 23,114,603 common shares issued and outstanding. As a result of the acquisition, our total shares of common stock outstanding increased to 115,714,285. At December 31, 2005, there were 168,225,598. shares outstanding.

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

We have not realized any revenues for the three months ended December 31, 2005. As has been explained in InfiniCall's most recent Form 10-K filed with the Securities and Exchange Commission, the Company had pledged its accounts receivables to a third party which had managed InfiniCall's customer base over the last few months. The Company reported in a press release in October that it had negotiated a substantial across the board decrease in its telephone rates. While the third party continues to manage InfiniCall's accounts that are subject to return to InfiniCall, the Company reported in November, 2005 that Gross Billings for its most recent monthly cycle exceeded $6 million. The Company, therefore, anticipated that annually Gross Billings will be approximately $70 million when the customer base is returned to InfiniCall.

The Gross Billings for the Company's most recent billing cycle have not been received at this time from the third party company managing the accounts.

InfiniCall expects that it will undertake the management of its own accounts during the second quarter of 2006.

EXPENSES

Expenses for the three months ended December 31, 2005 were $11,852.

We expect increases in expenses through the fiscal year ending March 31, 2006 as we move towards implementing our plan of operation. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

INCOME/LOSSES

Net loss attributable to common stockholders for the three months ended December 31, 2005 was $11,852 versus a loss of $3,510,425 for the three months ending December 31, 2005.

IMPACT OF INFLATION

We believe that inflation has not had a negative impact on our results of operations since inception. Until we are able to generate revenue we will be unable to pass on inflationary increases in our expenses from Development Stage Operations through increases in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $5,256 for the nine months ended December 31, 2005.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. During the three months ended December 31, 2005, we experienced a net loss from development stage operations of and had negative cash flows. In addition, we had substantial shareholders' equity operating deficits for the three months ended December 31, 2005. Lastly, we have significant present and future working capital demands, which will require substantial equity and debt financing which have not yet been secured. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent auditors have also expressed doubt as to our ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended December 31, 2005, the closing price of our common stock ranged from $0.015 to $0.10 per share.

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

We had cash on hand of (12.00) and a stockholders' deficit of $22, 631,249 as of December 31, 2005. Our current working capital deficit is primarily due to current obligations in accounts payable and accrued expense. We can not yet, and may never be able to, rely on the existence of revenue from our business, however, we have no current or projected capital reserves that will sustain our business for any length of time. In addition, there can be no assurance additional capital in the future will be available to us when needed or available on terms favorable to us.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December, 2005, the Company was named a Defendant in a lawsuit filed by its former Chairman, Gary Rasmussen, the basis of which was a Promissory Note executed in 2003 which Note evidenced indebtedness owed Mr. Rasmussen. In the event Mr. Rasmussen prevails in his lawsuit, it will not adversely impact the Company.

In December 2005, the Company was named a defendant by its former President, Ms. Jackelyn Giroux. In her lawsuit, Ms. Giroux made claim for money due her as a result of an agreement in which she resigned in July, 2004. which Note evidenced indebtedness owed Mr. Rasmussen. In the event Ms. Giroux, prevails in her lawsuit, it will not adversely impact the Company.

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

InfiniCall Corporation

Date: February 17, 2006 By: /s/ Robin Glanzl Robin Glanzl, President and Director

End of Filing